Form 10-Q
period 2021-03-31
AbCellera Biologics Inc.
filed 2021-05-14
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39781

AbCellera Biologics Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	Not Applicable
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2215 Yukon Street Vancouver, BC	V5Y 0A1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 559-9005

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value per share	ABCL	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☒

As of May 10, 2021, the registrant had  270,925,888 common shares, no par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AbCellera Biologics Inc.

Condensed Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

(Unaudited)

	December 31, 2020	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$594,116	$685,795
Accounts receivable	903	23,371
Accrued accounts receivable	212,336	193,071
Other current assets	5,970	5,745
Total current assets	813,325	907,982
Long term assets:
Property and equipment, net	17,923	34,618
Intangible assets	115,153	112,688
Goodwill	31,500	31,500
Investments in and loans to equity accounted investees	19,247	32,187
Other long-term assets	8,388	9,548
Total long-term assets	192,211	220,541
Total assets	$1,005,536	$1,128,523
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$20,195	$13,287
Current portion of contingent consideration payable	13,411	13,762
Income taxes payable	36,152	30,030
Accrued royalties payable	27,143	20,010
Deferred revenue	6,589	11,306
Total current liabilities	103,490	88,395
Long-term liabilities:
Operating lease liability	3,715	16,973
Deferred revenue and grant funding	25,894	28,730
Contingent consideration payable	9,148	9,378
Deferred tax liability	26,161	26,992
Other long-term liabilities	6,620	931
Total long-term liabilities	71,538	83,004
Total liabilities	175,028	171,399
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2020 and March 31, 2021: 269,497,768 and 270,925,930 shares issued and outstanding at December 31, 2020 and March 31, 2021 respectively	710,387	711,139
Additional paid-in capital	5,919	14,562
Accumulated earnings	114,202	231,423
Total shareholders' equity	830,508	957,124
Total liabilities and shareholders' equity	$1,005,536	$1,128,523
Subsequent events

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars except share and per share data)

(Unaudited)

	Three months ended March 31,
	2020	2021
Revenue:
Research fees	$4,657	$3,986
Licensing revenue	-	20,259
Milestone payments	-	7,000
Royalty revenue	-	171,496
Total revenue	4,657	202,741
Operating expenses:
Royalty fees	-	20,010
Research and development(1)	4,118	12,352
Sales and marketing(1)	437	2,578
General and administrative(1)	1,650	6,422
Depreciation and amortization	574	3,305
Total operating expenses	6,779	44,667
Income (loss) from operations	(2,122)	158,074
Other (income) expense
Other (income) expense	1,001	(265)
Grants and incentives	(1,030)	(3,148)
Total other income	(29)	(3,413)
Net earnings (loss) before income tax	(2,093)	161,487
Provision for income tax	-	44,266
Net earnings (loss) and comprehensive income (loss) for the period	$(2,093)	$117,221
Net earnings (loss) per share attributable to common shareholders
Basic	$(0.01)	$0.43
Diluted	$(0.01)	$0.37
Weighted-average common shares outstanding
Basic	151,859,924	269,697,212
Diluted	151,859,924	320,282,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Exclusive of depreciation and amortization

AbCellera Biologics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in thousands of U.S. dollars except share data)

(Unaudited)

	Series A1 Preferred Shares		Series A2 Preferred Shares		Common Shares		Additional Paid-in	Accumulated Earnings	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances as of December 31, 2020	-	$-	-	$-	269,497,768	$710,387	$5,919	$114,202	$830,508
Shares issued under stock option plan	-	-	-	-	1,428,162	752	(579)	-	173
Stock-based compensation expense	-	-	-	-	-	-	4,021	-	4,021
Reclassification of liability classified options	-	-	-	-	-	-	5,201	-	5,201
Net earnings	-	-	-	-	-	-	-	117,221	117,221
Balances as of March 31, 2021	-	$-	-	$-	270,925,930	$711,139	$14,562	$231,423	$957,124

	Series A1 Preferred Shares		Series A2 Preferred Shares		Common Shares		Additional Paid-in	Accumulated Earnings	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances as of December 31, 2019	2,105,264	$7,546	-	$-	151,681,382	$5,122	$2,300	$(4,716)	$10,252
Issuance of Series A2 preferred shares	-	-	6,017,784	74,662	-	-	-	-	74,662
Shares issued under stock option plan	-	-	-	-	535,000	235	(111)	-	124
Share-based compensation expense	-	-	-	-	-	-	744	-	744
Net loss	-	-	-	-	-	-	-	(2,093)	(2,093)
Balances as of March 31, 2020	2,105,264	$7,546	6,017,784	$74,662	152,216,382	$5,357	$2,933	$(6,809)	$83,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2020	2021
Cash flows from operating activities:
Net income (loss)	$(2,093)	$117,221
Cash flows from operating activities:
Depreciation of property and equipment	415	840
Amortization of intangible assets	158	2,465
Amortization of operating lease right-of-use-assets	73	661
Stock-based compensation	1,237	5,427
Deferred tax expense	-	623
Other	(28)	(191)
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(26,611)	(30,073)
Accrued royalties receivable	-	26,861
Income taxes payable	-	(6,123)
Accounts payable and accrued liabilities	(156)	(5,194)
Deferred revenue	27,676	6,086
Accrued royalties payable	-	(7,134)
Other assets and liabilities	(1,435)	(1,924)
Net cash (used in) provided by operating activities	(764)	109,545
Cash flows from investing activities:
Purchases of property and equipment	(583)	(3,644)
Purchase of intangible assets	(5,000)	-
Investment in equity investees	-	(12,195)
Net cash used in investing activities	(5,583)	(15,839)
Cash flows from financing activities:
Repayment of long-term debt	(2,033)	(1,716)
Proceeds from long-term debt	16,171	-
Payment of deferred financing fees	(799)	-
Short-term borrowings	(387)	-
Issuance of common shares pursuant to exercise of stock options	124	173
Proceeds from issuance of preferred shares - series A2 financing	74,662	-
Net cash provided by (used in) financing activities	87,738	(1,543)
Effect of exchange rate changes on cash and cash equivalents		(484)
Increase in cash and cash equivalents	81,391	91,679
Cash and cash equivalents, beginning of period	7,553	594,116
Cash and cash equivalents, end of period	$88,944	$685,795
Supplemental disclosure of non-cash investing and financing activities
Property plant and equipment in accounts payable	95	423
Right-of-use assets obtained in exchange for operating lease obligation	741	14,188
Purchase of intangible assets in exchange for in-licensing agreement payable	9,060	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of operations

AbCellera Biologics Inc.’s (the “Company”) mission is to improve health with technologies that transform the way that antibody-based therapies are discovered. The Company aims to become the centralized operating system for next generation antibody discovery. The Company’s full-stack, AI-powered drug discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. The Company believes its technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. Rather than advancing its own clinical pipeline of drug candidates, the Company forges partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies.

2. Basis of presentation

The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2020.

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except for the new accounting guidance adopted during the period (Note 3).

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

Recent accounting pronouncements not yet adopted

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the consolidated financial statements as a result of future adoption.

4. Net Earnings (Loss) per share

Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended March 31,
	2020	2021
	(in thousands, except share and per share data)
Basic earnings (loss) per share
Net earnings (loss)	$(2,093)	$117,221
Net earnings (loss) attributable to common shareholders - basic	$(2,093)	$117,221
Weighted-average common shares outstanding - basic	151,859,924	269,697,212
Net earnings (loss) per share attributable to common shareholders - basic	$(0.01)	$0.43

Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$(2,093)	$117,221
Weighted-average common shares outstanding - basic	151,859,924	269,697,212
Stock options and RSUs	-	50,585,535
Weighted-average common shares outstanding - diluted	151,859,924	320,282,747
Net earnings (loss) per share attributable to common shareholders - diluted	$(0.01)	$0.37

The Company’s potentially dilutive securities, which include convertible preferred shares and stock options have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2020 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended March 31, 2020 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net earnings (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2020	2021
Options to purchase common shares	13,310,018	-
Convertible preferred shares	2,640,178	-
Total potential common shares excluded	15,950,196	-

5. Other current assets

Other current assets consisted of the following:

	December 31, 2020	March 31, 2021
	(in thousands)
Tax and investment tax credit receivable	$489	$249
Prepaid expenses	4,073	4,287
Materials and supplies	1,408	1,209
Total other current assets	$5,970	$5,745

6. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31, 2020	March 31, 2021
	(in thousands)
Computers	$6,324	$6,309
Laboratory equipment	9,423	13,035
Furniture and fixtures	119	119
Leasehold improvements	3,708	3,977
Operating lease right-of-use assets	3,935	17,463
Property and equipment	23,509	40,903
Less accumulated depreciation	(5,586)	(6,285)
Property and equipment, net	$17,923	$34,618

Depreciation expense on property and equipment for the three months ended March 31, 2020 and 2021 was $0.4 million and $0.8 million, respectively.

7. Intangible assets:

Intangible assets consisted of the following:

	March 31, 2021
	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
License	$35,873	$4,125	$31,748
Technology	41,400	860	40,540
IPR&D	40,400	-	40,400
	$117,673	$4,985	$112,688

At March 31, 2021, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Amortization Expense
(in thousands)
2021	$9,860
2022	9,860
2023	9,834
2024	3,476
2025	3,476
$36,506

8. Investments in and loans to equity accounted investees

The Company has entered into two joint ventures as part of the construction of future office and laboratory headquarters. During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). To date, the equity investment balance of $19.3 million represents the cash contribution made since inception.   In the three months ended March 31, 2021 the Company entered into the Beedie joint venture (Beedie JV). To date we have contributed $11.7 million into the Beedie JV. To date, the Company has not recorded any amount of proportionate income or loss with respect to either venture.

In the three months ended March 31, 2021, the Company made a commitment up to CAD$

82.7 million ($61.5 million) to the Dayhu JV to fund the construction at a rate referenced to an applicable Canadian bank prime rate plus 0.6%, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and future assets of the joint venture. At March 31, 2021, the outstanding related party loan balance was $1.2 million to the joint venture.

9. Accounts payable and other liabilities

Accounts payable and other liabilities consisted of the following:

	December 31, 2020	March 31, 2021
	(in thousands)
Accounts payable and accrued liabilities	$7,130	$3,585
Liability for in-licensing agreement	5,000	4,545
Operating lease liability	675	1,533
Liability classified options	4,270	474
Government remittances payable	1,988	1,207
Current portion of deferred grant funding	942	1,943
Current portion of long-term debt	190	-
Total accounts payable and other liabilities	$20,195	$13,287

10. Shareholders’ equity

Sixth Amended and Restated Stock Option Plan:

The Company maintains the AbCellera Biologics Inc. Sixth Amended and Restated Stock Option Plan and our Pre-IPO Plan. Any awards granted under the Pre-IPO Plan will remain subject to the terms of our Pre-IPO Plan and applicable award agreements.

In March 2021, substantially all employee option holders whose awards were liability-classified elected to convert the currency of their option exercise price from Canadian dollars to U.S. dollars for administrative convenience. As a result of the modification, $5.2 million was reclassified from liability to equity.

2020 Share Option and Incentive Plan:

Our 2020 Share Option and Incentive Plan, or 2020 Plan, was approved by our board of directors on November 18, 2020 and approved by our shareholders on December 1, 2020.

As of March 31, 2021, the number of shares available for issuance under the 2020 Plan was 20,075,196, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

2020 Employee Share Purchase Plan:

In December 2020, the Company’s Board of Directors approved the 2020 Employee Share Purchase Plan, or the 2020 ESPP. A total of 2,700,000 shares of common stock was initially reserved for issuance under the ESPP. At March 31, 2020 the Company had not yet commenced the ESPP.

The following table summarizes the Company’s stock options granted in Canadian dollars under the Pre-IPO Plan since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	53,204,810	$0.71
Granted	-	-
Exercised	(1,428,120)	0.12
Forfeited	(41,000)	10.41
Outstanding as of March 31, 2021	51,735,690	0.72
Options exercisable as of March 31, 2021	25,038,995	$0.29

The following table summarizes the Company’s stock options granted under the 2020 Plan since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	1,260,840	$20.00
Granted	321,356	52.06
Exercised	-	-
Forfeited	(900)	52.30
Outstanding as of March 31, 2021	1,581,296	$26.50
Options exercisable as of March 31, 2021	-	-

As part of the 2020 Plan, restricted share units (RSUs) were available to be granted and offer holders are subject to a one year cliff vesting followed by monthly vesting thereafter. The following table summarizes the Company’s restricted share units granted under the 2020 Plan since December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2020	-	$-
Granted	185,108	52.02
Exercised	-	-
Forfeited	(600)	52.30
Outstanding as of March 31, 2021	184,508	$52.02

Stock-based compensation:

Stock-based compensation expense was classified in the consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended March 31,
	2020	2021
	(in thousands)
Research and development	$616	$3,158
General and administrative	608	1,316
Sales and marketing	13	953
	$1,237	$5,427

At December 31, 2020, there were 1,012,000 liability classified options outstanding, of which $4.3 million was included in other liabilities. At March 31, 2021 there were 60,000 liability classified options outstanding, of which $0.5 million was included in other liabilities.

11. Revenue

The disaggregated revenue categories are presented on the face of the statement of income (loss) and comprehensive income (loss).

Deferred revenue

Deferred revenue represents payments received for performance obligations not yet satisfied and are presented as current or long-term in the accompanying balance sheets based on the expected timing of satisfaction of the underlying goods and/or services.

Deferred revenue outstanding in each respective period is as follows:

(in thousands)	December 31, 2019	March 31, 2020	December 31, 2020	March 31, 2021
Deferred revenue	$(5,544)	$(28,983)	$(26,230)	$(32,375)

During the three months ended March 31, 2020 and 2021, the Company recognized $1.4 million and $1.3 million, respectively, of revenue that had been included in deferred revenue in the previous year.

In March of 2020, the Company entered into a research collaboration and license agreement with Eli Lilly pursuant to which the Company will perform discovery research for several targets for Eli Lilly to develop and commercialize. Under the agreement, the Company is entitled to receive an aggregate of up to $29.0 million of milestone payments as well as royalties in the low single digits based on net sales for non-COVID-19 targets and in the low- to mid-teens for aggregate sales below $125.0 million and mid-teens to mid-twenties on aggregate sales above $125.0 million.

The agreement resulted in initial upfront of $26.7 million, of which $21.9 million was included in deferred revenue at December 31, 2020. In the three months ended March 31, 2021 the Company received an additional $1.1 million in payments, for total payments received in respect of this agreement of $27.8 million. The Company expects to recognize approximately $9.4 million  in revenue in the next 12 months related to these payments under the agreement.

Of the remaining deferred revenue balance of $10.3 million which is related to various other agreements, approximately $1.9 million is expected to be recognized in revenue in the next 12 months.

License revenue

For the licenses to our intellectual property the Company recognizes revenue from non-refundable, up-front fees when the license is transferred to the customer and the customer is able to use and benefit from the license. For the three months ended March 31, 2021, the Company recognized $20.3 million from license revenue relating to license of the Trianni platform.

12. Financial instruments

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, loans to related parties, accounts payable and accrued liabilities and royalties payable, operating lease obligations, long-term debt, and contingent consideration payable. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and bank indebtedness approximate their fair values due to the immediate and short-term maturity of these financial instruments. The fair value of loans to related party approximate the carrying value as the interest rates approximate the rates applicable for non-related party loans.

At December 31, 2020 and March 31, 2021, the carrying value of long-term debt was $2.2 million and $0.9 million, respectively, and have been included in Other long-term liabilities on the balance sheet. The estimated fair value of long-term debt of $2.3 million and $1.2 million at December 31, 2020 and March 31, 2021, respectively, are classified as Level 2 and have been determined by discounting future principal and interest amounts at estimated interest rates expected to be available to the Company at period end.

Contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and adjusted on a recurring basis for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as Level 3 inputs.

The following table presents the changes in fair value of the liability for contingent consideration:

(in thousands)	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Three months ended March 31, 2021	$22,559	581	$23,140

13. Commitments and contingencies

From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company does not have contingency reserves established for any litigation liabilities and any of the costs related to such legal proceedings are expensed as incurred.

The Company may enter into certain agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements.

Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three months ended March 31, 2021, the Company has expensed approximately $20.0 million related to such obligations, of which that same amount is included in current liabilities.

During the quarter ended March 31, 2021 the Company entered into a lease for office and laboratory space in Sydney, Australia representing future lease payments of $0.7 million for the current year, approximately $1.5 million for each of the next four years and $9.7 million thereafter. In the three months ended March 31, 2021, the Company recognized a lease liability of $13.9 million , with a corresponding right of use asset , utilizing a ten year term and 3.0% discount rate.

The Company entered into a lease for office and laboratory space in Vancouver, Canada, in conjunction with our 50% owned joint venture agreement, representing future lease payments of $1.5 million due in four years, $5.9 million due in five years, and approximately $135.0 million thereafter.  The lease liability and corresponding right of use asset will be recognized on lease commencement date after completion of construction of the office and laboratory space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

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

•	our ability to attract, hire and retain key personnel and to manage our future growth effectively;
•	our ability to obtain additional financing in future offerings;
•	the volatility of the trading price of our common shares;
•	our ability to attract and retain key scientific and engineering personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	business disruptions affecting our operations and the development of our platform due to the global COVID-19 pandemic;
•	our ability to remediate our material weaknesses;
•	our expectations regarding our PFIC status for our taxable year ended December 31, 2020 or any future taxable year;
•	our expectations regarding the Trianni acquisition and our ability to realize the intended benefits of such transaction;
•	our expectations regarding the use of proceeds from our initial public offering;
•	our expectations about market trends; and
•	our ability to predict and manage government regulation.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

You should read this Quarterly Report and the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Quarterly Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

We express all amounts in this Quarterly Report on Form 10-Q in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” and “CAD$” are to Canadian dollars.

Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “AbCellera,” the “Company,” “we,” “us” and “our” refer to AbCellera Biologics Inc. and its consolidated subsidiaries.

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

Our full-stack, artificial intelligence-, or AI, powered drug discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. Rather than advancing our own clinical pipeline of drug candidates, we forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development As of March 31, 2021, we had 119 discovery programs that are either completed, in progress or under contract with 29 partners. As a recent example, in a collaboration with Eli Lilly and Company, or Lilly, we applied our technology stack to co-develop bamlanivimab, a potential antibody therapy to treat and prevent COVID-19. Starting from a single blood sample obtained from a convalescent patient, we and our partners identified a viable antibody drug candidate within three weeks that advanced into clinical testing 90 days after initiation of the program. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had this one program result in milestone and royalty payments to us to date and we have not yet had a program receive marketing approval.

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

We generated revenue of $4.7 million and $202.7 million for the three months ended March 31, 2020 and 2021, respectively. As of March 31, 2021, we had a total of 29 partners for whom we were conducting drug discovery activities. For the three months ended March 31, 2020, three of our partners accounted for 51%, 12%, and 11% of research fees revenue and five partners accounted for the remaining 26% of research fees revenue. For the three months ended March 31, 2021, three of our partners accounted for 36%, 24% and 20% of research fees revenue, and seven partners accounted for the remaining 20% of research fees revenue. For the three months ended March 31, 2021 we recognized a milestone payment and royalty revenue streams, totaling $178.5 million, exclusively from our partnership with Lilly. Our partnership with Lilly constituted one of the partnerships that generated 10% or more of our consolidated revenues during the one or more periods described above. With respect to the other partners, we do not believe the loss of any one or more of such partners would have a material adverse effect on us and our subsidiaries taken as a whole. We have also grown the number of programs that we have under contract with our partners, as illustrated by the following charts.

We incurred sales and marketing expenses of $0.5 million and $2.6 million for the three months ended March 31, 2020 and 2021, respectively. We are significantly increasing investment into our business development team and into marketing our solutions to new and existing partners.

We focus a substantial portion of our resources on research and development efforts towards deepening our technology and expertise along our technology stack, and we expect to continue to make significant investments in this area for the foreseeable future. We incurred research and development expenses of $4.1 million and $12.4 million for the three months ended March 31, 2020 and 2021, respectively. We incurred general and administrative expenses of $1.7 million and $6.4 million for the three months ended March 31, 2020 and 2021, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

Our net loss for the three months ended March 31, 2020 was $2.1 million and our net earnings for the three months ended March 31, 2021 were $117.2 million. As of March 31, 2021, we had accumulated earnings of $231.4 million and we had cash and cash equivalents totaling $685.8 million.

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

In February 2021, it was announced that bamlanivimab (LY-CoV555) 700 mg, a human antibody discovered by AbCellera and developed with Eli Lilly and Company (Lilly), administered with a second Lilly antibody, etesevimab (LY-CoV016) 1400 mg, has received Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the treatment of mild to moderate COVID-19 in patients aged 12 and older who are at high risk for progressing to severe COVID-19 and/or hospitalization. New protocols enable front-line clinicians to administer bamlanivimab alone, and bamlanivimab and etesevimab together, in as few as 16 minutes and 21 minutes, respectively.

In February 2021, we announced the appointment of Ester Falconer, Ph.D. as our Chief Technology Officer.  As CTO, Dr. Falconer will lead our long-term strategy in the development, aggregation, and integration of technologies that improve the speed and success of therapeutic antibody discovery from target to investigational new drug application submission.

In March 2021, we entered agreements to expand our collaboration with Gilead Sciences, Inc. including a multi-year, multi-target antibody discovery collaboration and access to our humanized mouse technology, the Trianni Mouse®.  Under the financial terms of the agreements, we will receive an upfront payment and we are eligible for milestone payments and royalties based on the development and commercialization of antibodies generated by the Company under this collaboration.

On March 5, 2021 the European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) issued a positive scientific opinion for bamlanivimab alone and bamlanivimab administered together with etesevimab. The opinion advises bamlanivimab alone and bamlanivimab administered together with etesevimab can be used for the treatment of confirmed COVID-19 in patients aged 12 years and older that do not require supplemental oxygen for COVID-19 and who are at high risk of progressing.

On March 10, 2021 Lilly reported Phase 3 clinical trials results that showed that bamlanivimab 700 mg and etesevimab 1400 mg together reduced COVID-19-related hospitalizations and deaths by 87% in high-risk patients recently diagnosed with COVID-19.

In April 2021, the Company announced it entered into a joint venture (Beedie JV) whereby we will invest in equal shares of a Vancouver building development to be leased exclusively by AbCellera for additional office and lab facilities for our future office headquarters.

In April 2021, Eli Lilly and Company (Lilly) requested the U.S. FDA revoke the Emergency Use Authorization (EUA) for bamlanivimab (LY-CoV555) 700 mg alone. Lilly made this request due to the evolving variant landscape in the U.S. and the full availability of bamlanivimab and etesevimab together. The request was not due to any new safety concern. This final step in Lilly's transition to only supply bamlanivimab and etesevimab for administration together in the U.S. for the treatment of COVID-19 – as planned with the FDA – followed the modification of contracts with the U.S. government to ensure adequate supply of etesevimab to be used together with bamlanivimab. The FDA announced that it had revoked the EUA for bamlanivimab 700 mg alone on April 16, 2020.

In April 2021, we entered multi-target collaboration agreement with Empirico Inc. The agreement will leverage the Company's hyper-scale datasets, machine learning, and advanced computation to both identify high-value, genetically-validated drug targets and discover novel therapeutic antibodies while Empirico will use its Precision Insights Platform, a human genetics-focused discovery platform, to select up to five therapeutic targets. Under the terms of the agreement, Empirico will have the rights to develop and commercialize novel antibodies resulting from the collaboration. AbCellera will receive research payments and is eligible to receive downstream clinical and commercial milestone payments and royalties on net sales of products from Empirico.

In May 2021, the Company announced that a second antibody from its collaboration with Lilly, LY-CoV1404, entered clinical trials in patients with mild-to-moderate COVID-19. Lilly expanded its ongoing BLAZE-4 trials to evaluate LY-CoV1404 alone and together with other monoclonal antibodies.

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in Part II, Item 1A of this report, captioned “Risk Factors”.

•

Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of March 31, 2021, we had 119 discovery programs that are either completed, in progress or under contract with 29 partners. We are building our business development team across the major biotechnology geographic hubs in order to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our platform. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our technological differentiation.

•

Our partners successfully developing and commercializing the antibodies that we discover. Until recently, we had generated nearly all of our revenue from research fees. We estimate that, based on the terms of our existing contracts and estimates of historical rates of success of antibody drug development, the vast majority of the potential value for each program under contract is represented by potential future milestone payments and royalties rather than research fees. As a result, we believe our business and our future results of operations will be highly reliant on the degree to which our partners successfully develop and commercialize the antibodies that we discover based on contracts with our partners. As our partners continue to advance development of the antibodies that we have discovered, we expect to start receiving additional milestone payments and royalties if any partners commence commercial sales of such antibodies.

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

•

Scaling our operations to execute on discovery programs. As we secure additional programs under contract and as our partners initiate discovery programs, our operational capacity to execute such research activities may become strained. We are making significant investments in capital and time to increase our ability to address future growth, including building new headquarters, building a new small-scale manufacturing plant, investing in research and development and hiring more talented personnel across functions. We have new facilities under development scheduled to take occupancy in late 2021 and 2023 that are intended to materially expand capacity. As we expand our workforce, we expect a significant increase in our operating expenses, including stock-based compensation.

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

Metric	March 31, 2020	March 31, 2021	Change %
Number of discovery partners	24	29	21%
Programs under contract, cumulative	73	119	63%
Program starts, cumulative	47	54	15%
Programs in the clinic	-	1	N/M

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

Programs in the clinic represent the count of unique molecules for which an Investigational New Drug, or IND, New Animal Drug or Pre-Market Approval, or PMA, application, or equivalents under other regulatory regimes, has been filed based on an antibody that was discovered by us. Where the date of such application is not known to us, the date of the first public announcement of clinical trials will be used instead for the purpose of this metric. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Components of Results of Operations

Revenue

Our revenue is comprised of partnership research fees, licensing revenue, development milestones, and royalty payments from commercial products. Research fees consist primarily of technology access fees, which are generally generated upon execution of our partnership agreements, and discovery research fees, which are generated through our performance of antibody discovery research for our partners. Licensing revenue is primarily from our licensing of our humanized rodent platform, Trianni™. Our partnership agreements also entitle us to receive payments upon the satisfaction of clinical, approval, and commercial milestones as well as royalties on our partners’ commercial sales of the molecules that we discover.

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

Operating Expenses

Royalty Fees. Royalty fees consist of certain contractual royalty payments to our strategic partners upon receipt of royalty revenue based on our customers third-party net sales.  Royalty fees are not included in every program. For royalties received from Lilly for commercial sales of bamlanivimab, royalty fees are due to collaboration partners in AbCellera’s DARPA P3 (Pandemic Preparedness Program) project focused on rapid pandemic response. Royalty fees are recorded when the third-party sale occurs.

Research and Development Expenses. Research and development expenses primarily consist of salaries, benefits, incentive compensation, stock-based compensation, laboratory supplies, materials expenses for employees and contractors engaged in research and product development, and facilities expenses related to direct research and development activities. These expenses are exclusive of depreciation and amortization. Research and development activities consist of discovery research for partners as well as our internal platform development. We derive improvements to our technology stack from both types of activities.

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

Other (Income) Expense. Other (Income) Expense consists of interest income earned on our cash balances, interest expense related to borrowings under any credit agreements, and foreign exchange (gain) loss due to fluctuation in exchange rates between the Canadian dollar and the U.S. dollar.

Grants and Incentives. Grants and incentives include cost recovery on activities that qualified for approved projects supported by grant funding or tax credits. Grants primarily include the benefit from programs administered by the Canadian government’s Ministry of Innovation, Science and Economic Development, such as their Industrial Research Assistance Program, and the Strategic Innovation Fund. To the extent that grant funding covers capital expenditures, a deferred credit is recorded on the balance sheet and recognized rateably over the benefit period of the related expenditure for which the grant was intended to compensate.

Results of operations

Comparison of the three months ended March 31, 2020 and 2021

The following table summarizes our unaudited results of operations data for the three months ended March 31, 2020 and 2021:

	Three months ended March 31,
	2020	2021
Revenue:
Research fees	$4,657	$3,986
Licensing revenue	-	20,259
Milestone payments	-	7,000
Royalty revenue	-	171,496
Total revenue	4,657	202,741
Operating expenses:
Royalty fees	-	20,010
Research and development(1)	4,118	12,352
Sales and marketing(1)	437	2,578
General and administrative(1)	1,650	6,422
Depreciation and amortization	574	3,305
Total operating expenses	6,779	44,667
Income (loss) from operations	(2,122)	158,074
Other (income) expense:
Other (income) expense	1,001	(265)
Grants and incentives	(1,030)	(3,148)
Total other income	(29)	(3,413)
Net earnings (loss) before income tax	(2,093)	161,487
Provision for income tax	-	44,266
Net earnings (loss) for the year	$(2,093)	$117,221
Net earnings (loss) per share attributable to common shareholders
Basic	$(0.01)	$0.43
Diluted	$(0.01)	$0.37
Weighted-average common shares outstanding
Basic	151,859,924	269,697,212
Diluted	151,859,924	320,282,747

(1)	Amounts are exclusive of depreciation and amortization. Amounts include stock-based compensation as follows:

	Three months ended March 31,
	2020	2021
	(in thousands)
Research and development	$616	$3,158
General and administrative	608	1,316
Sales and marketing	13	953
	$1,237	$5,427

Revenue

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Revenue
Research fees	$4,657	$3,986	$(671)	-14%
Licensing revenue	-	20,259	20,259	N/A
Milestone payments	-	7,000	7,000	N/A
Royalty revenue	-	171,496	171,496	N/A
Total revenue	$4,657	$202,741	$198,084	4253%

Revenue increased by $198.1 million from the three months ended March 31, 2020 to March 31, 2021. We received a milestone payment upon the first commercial sale in Europe by Lilly relating to molecule bamlanivimab for treatment of COVID-19 in the amount of $7.0 million. Royalty payments of $171.5 million are directly associated with the specified percentage of proceeds that Lilly received from the sales of bamlanivimab. We earned $20.3 million in licensing revenue related to the recently acquired Trianni humanized rodent platform business. Despite a significant increase in cumulative Programs Under Contract compared to the same period in the previous year, revenues associated to research fees decreased by $0.7 million for the three months ended March 31, 2021. The decrease was driven by a reduction in revenue from our DARPA COVID-19 antibody discovery program.

Operating Expenses

Royalty Fees

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Royalty fees	$—	$20,010	$20,010	N/A

Royalty fees for the three months ended March 31, 2021 were $20.0 million. These were directly attributable to the royalty revenues received by the Company from sales of bamlanivimab by Lilly due to AbCellera’s collaborators in pandemic response.

Research and Development

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Research and development	$4,118	$12,352	$8,234	200%

Research and development expenses increased by $8.2 million, or 200%, from the three months ended March 31, 2020 to March 31, 2021. $5.9 million of the increase is due to the increase in compensation expense consistent with the increase in headcount. $2.3 million of the increase is attributed to an increase in research materials, facilities, supplies and services consistent with the overall increase in research and development activities.

Sales and Marketing

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$437	$2,578	$2,141	490%

Sales and marketing expenses increased by $2.1 million, or 490%, from the three months ended March 31, 2020 to March 31, 2021. $1.1 million of the increase is due to the increase in compensation expense consistent with increased headcount. $0.8 million of the increase is attributable to a donation made to Surrey Hospital to fund a study related to bamlanivimab in Canada. Sales and marketing expenses related to travel were significantly lower for the three months ended March 31, 2021 due to continued COVID-19 related travel restrictions.

General and Administrative

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$1,650	$6,422	$4,772	289%

General and administrative expenses increased by $4.8 million, or 289%, from the three months ended March 31, 2020 to March 31, 2021. $1.4 million of the increase was driven by increased headcount within the general and administrative function and the associated compensation expenses. $2.2 million is attributable to legal and corporate matters as a public company. $1.0 million of the increase in general and administrative expense is due to increased expenditures related to director and office insurance and increased general office expense.

Depreciation and Amortization

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Depreciation and amortization	$574	$3,305	$2,731	476%

Depreciation and amortization expenses increased by $2.7 million, or 476%, from the three months ended March 31, 2020 to March 31, 2021. Amortization expense increased by $2.5 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $0.3 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Other (Income) Expense

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Other (income) expense	$1,001	$(265)	$(1,266)	-126%

Other (income) expense decreased by $1.3 million, or 126%, from the three months ended March 31, 2020 to March 31, 2021. Other (income) expense for 2020 included a foreign exchange loss of $0.9 million along with offsetting interest income and expense amounts. Other (income) expense for the three months ended March 31, 2021 included a foreign exchange loss of $0.5 million and a $1.1 million gain on fair value adjustments.

Grants and Incentives

	Three months ended March 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Grants and incentives	$(1,030)	$(3,148)	$(2,118)	206%

Grants and incentives increased by $2.1 million, or 206%, from the three months ended March 31, 2020 to March 31, 2021. This increase is attributable to increased research and development expenditures incurred during the quarter that are eligible for the SIF project.

Liquidity and Capital Resources

As of March 31, 2021, we had $685.8 million of cash and cash equivalents. The increase of $91.7 million since December 31, 2020 was driven primarily from cash flow from operations in the first quarter of 2021.

We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year since 2018. We intend to significantly invest in our business, and as a result may incur operating losses in future periods. We will continue to invest in research and development efforts towards expanding our capabilities and expertise along our technology stack, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our future office headquarters, and related infrastructure, including execution of long-term office-lease arrangements. Based on our current business plan, we believe that our existing cash and cash equivalents and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 24 months following the date of this report.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2020	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(764)	$109,545
Investing activities	(5,583)	(15,839)
Financing activities	87,738	(1,543)
Net increase in cash and cash equivalents	$81,391	$92,163

Operating activities

Net cash (used in) provided by operating activities increased from cash used of $0.8 million in the three months ended March 31, 2020 to cash provided by operating activities of $109.5 million in the three months ended March 31, 2021. The increase resulted primarily from increased revenue from royalty and licensing streams, satisfaction of clinical milestones under our partnership with Lilly, and continued discovery research activities, as well as securing new multi-year, multi-target contracts with partners.

Investing activities

Net cash used in by investing activities increased from $5.6 million in the three months ended March 31, 2020 to $15.8 million in the three months ended March 31, 2021. Investing activities during the three months ended March 31, 2020 were directly attributed to the purchase of intangible assets.  Investing activities during the three months ended March 31, 2021 are attributable to our investment in real estate, facilities and equipment in our Vancouver offices.

Financing activities

Net cash provide by financing activities was $87.7 million for the three months ended March 31, 2020. This was due to proceeds from our Series A2 financing. Net cash used by financing activities was $1.5 million for the three months ended March 31, 2021 due to repayment of long-term debt.

Critical Accounting Policies and Significant Judgements and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies during the three months ended March 31, 2021 other than for the inclusion of license revenue as disclosed in the condensed consolidated financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

For the three months ended March 31, 2020, three of our partners accounted for 51%, 12%, and 11% of research fees revenue and five partners accounted for the remaining 26% of research fees revenue. For the three months ended March 31, 2021, three of our partners accounted for 36%, 24% and 20% of our research fees revenue and seven partners accounted for the remaining 20% of research fees revenue. For the three months ended March 31, 2021 we recognized a clinical milestone payment and royalty revenues, totaling $173.8 million, exclusively from our partnership with Lilly. Our partnership with Lilly constituted one of the partnerships that generated 10% or more of our consolidated revenues during the one or more periods described above. With respect to the other partners, we do not believe the loss of any one or more of such partners would have a material adverse effect on us and our subsidiaries taken as a whole.

Interest Rate Risk

As of March 31, 2021, we had a cash and cash equivalents balance of $685.8 million, a majority of which was maintained in bank accounts and term deposits. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

Based upon our evaluation of the Company’s disclosure controls and procedures, as of March 31, 2021, the CEO and the CFO concluded that the disclosure controls were not effective, due to the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described below. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting

While management believes that progress has been made in enhancing internal controls as of March 31, 2021, and in the period since, the material weakness described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, has not been fully remediated due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. Management will continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting throughout 2021, and will make any further changes management deems appropriate. We expect that the remediation of the identified material weakness will be completed by the end of the fiscal year.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings as set forth in the Form 10-K filed with the SEC on March 30, 2021.

Item 1A. Risk Factors.

There have been no material changes to the risk factors from the information provided in Item 1A. Risk Factors of our 2020 Annual Report on Form 10-K, with the exception of the below.

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

For example, 2020 was the first year in which we received payments from a partner beyond upfront fees. The antibody, bamlanivimab developed by Eli Lilly and Company, or Lilly, has undergone clinical testing and has received Emergency Use Authorization from the FDA, and we have received associated milestone payments and royalties on net sales in 2020 and during the three months ended March 31, 2021. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate through clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had this one program result in milestone and royalty payments to us to date and we have not yet had a program receive marketing approval. There is no guarantee that we will continue to generate the levels of revenue, particularly milestone and royalty revenues, from our partnerships as we have experienced in recent periods. For example, in April 2021, the FDA revoked the EUA for bamlanivimab as monotherapy, but maintained the EUA for bamlanivimab and etesevimab when administered together. Such decisions or similar decisions by regulatory agencies may adversely impact the payments that we receive from bamlanivimab in future periods. In addition, we have only recently begun to generate licensing revenue from our Trianni humanized rodent platform. There can be no assurance that we will continue to generate or expand our licensing revenue from this product offering in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021.

Use of Proceeds from our Initial Public Offering

On December 15, 2020, we completed the initial public offering, or IPO, of our common shares pursuant to which we issued and sold 27,772,500 common shares at a price to the public of $20.00 per share, which included the exercise in full of the underwriters’ option to purchase additional common shares. The offer and sale of all of the common shares in our IPO was registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-250838), which was declared effective by the SEC on December 10, 2020.

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

Cash used since the IPO is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus for our IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Articles of the Registrant, as currently in effect.
4.1

Amended and Restated Investors Rights Agreement among the Registrant and certain of its shareholders, dated March 23, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on November 20, 2020).

4.2	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).
4.3	Description of Securities.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AbCellera Biologics Inc.

Date: May 14, 2021	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer
(Principal Financial Officer)