Form 10-Q
period 2021-06-30
AbCellera Biologics Inc.
filed 2021-08-13
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had  278,703,884 common shares, no par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. These risks include, but are not limited to, the following:

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
•

Biopharmaceutical drug development is inherently uncertain, and it is possible that none of the drug candidates discovered using our platform that are further developed will receive marketing approval or become viable commercial products, on a timely basis or at all.

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

•

Our partnership programs have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs, and the price of our common shares may decline as a result of announcements of unexpected results or developments.

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

•	Our success depends on our ability to protect our intellectual property.
•	Our future success depends on our ability to retain key executives and attract, retain and motivate qualified personnel.
•

In connection with the audit of our financial statements as of and for the years ended December 31, 2019, a material weakness in our internal control over financial reporting was identified and we may identify additional material weaknesses in the future.

•	Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.

Investing in our common shares involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or the SEC, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common shares. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Quarterly Report on Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AbCellera Biologics Inc.

Condensed Consolidated Balance Sheets

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	December 31, 2020	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$594,116	$792,571
Accounts receivable	903	2,799
Accrued accounts receivable	212,336	62,085
Other current assets	5,970	6,547
Total current assets	813,325	864,002
Long term assets:
Property and equipment, net	17,923	87,479
Intangible assets	115,153	110,223
Goodwill	31,500	31,500
Investments in and loans to equity accounted investees	19,247	42,705
Other long-term assets	8,388	15,947
Total long-term assets	192,211	287,854
Total assets	$1,005,536	$1,151,856
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$20,195	$18,276
Current portion of contingent consideration payable	13,411	11,572
Income taxes payable	36,152	5,822
Accrued royalties payable	27,143	23,520
Deferred revenue	6,589	10,568
Total current liabilities	103,490	69,758
Long-term liabilities:
Operating lease liability	3,715	31,020
Deferred revenue and grant funding	25,894	46,618
Contingent consideration payable	9,148	9,614
Deferred tax liability	26,161	25,510
Other long-term liabilities	6,620	1,657
Total long-term liabilities	71,538	114,419
Total liabilities	175,028	184,177
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2020 and June 30, 2021: 269,497,768 and 276,982,678 shares issued and outstanding at December 31, 2020 and June 30, 2021 respectively	710,387	714,758
Additional paid-in capital	5,919	21,669
Accumulated other comprehensive income	-	2,152
Accumulated earnings	114,202	229,100
Total shareholders' equity	830,508	967,679
Total liabilities and shareholders' equity	$1,005,536	$1,151,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Revenue:
Research fees	$8,228	$5,215	$12,885	$9,201
Licensing revenue	-	263	-	20,522
Milestone payments	3,000	1,000	3,000	8,000
Royalty revenue	-	21,165	-	192,661
Total revenue	11,228	27,643	15,885	230,384
Operating expenses:
Royalty fees	-	3,610	-	23,622
Research and development(1)	9,144	15,046	13,262	27,403
Sales and marketing(1)	547	1,295	984	3,869
General and administrative(1)	1,498	11,203	3,148	17,688
Depreciation and amortization	893	3,522	1,467	6,827
Total operating expenses	12,082	34,676	18,861	79,409
Income (loss) from operations	(854)	(7,033)	(2,976)	150,975
Other (income) expense
Other (income) expense	293	(314)	1,294	(645)
Grants and incentives	(7,850)	(4,646)	(8,880)	(7,794)
Total other income	(7,557)	(4,960)	(7,586)	(8,439)
Net earnings (loss) before income tax	6,703	(2,073)	4,610	159,414
Provision for income tax	-	250	-	44,516
Net earnings (loss)	$6,703	$(2,323)	$4,610	$114,898
Foreign currency translation adjustment	-	2,152	-	2,152
Comprehensive income (loss)	$6,703	$(171)	$4,610	$117,050

Net earnings (loss) per share attributable to common shareholders
Basic	$0.03	$(0.01)	$0.02	$0.42
Diluted	$0.03	$(0.01)	$0.02	$0.36
Weighted-average common shares outstanding
Basic	152,326,424	272,196,107	152,091,589	270,953,541
Diluted	260,810,864	272,196,107	226,039,616	321,555,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Exclusive of depreciation and amortization

AbCellera Biologics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	Series A1 Preferred Shares		Series A2 Preferred Shares		Common Shares		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balances as of December 31, 2020	-	$-	-	$-	269,497,768	$710,387	$5,919	$114,202	$-	$830,508
Shares issued under stock option plan	-	-	-	-	1,428,162	752	(579)	-	-	173
Stock-based compensation expense	-	-	-	-	-	-	4,021	-	-	4,021
Reclassification of liability classified options	-	-	-	-	-	-	5,201	-	-	5,201
Net earnings	-	-	-	-	-	-	-	117,221	-	117,221
Balances as of March 31, 2021	-	$-	-	$-	270,925,930	$711,139	$14,562	$231,423	$-	$957,124
Shares issued under stock option plan	-	-	-	-	6,056,748	3,619	(1,840)	-	-	1,779
Share-based compensation expense	-	-	-	-	-	-	8,473	-	-	8,473
Reclassification of liability classified options	-	-	-	-	-	-	474	-	-	474
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,152	2,152
Net loss	-	-	-	-	-	-	-	(2,323)	-	(2,323)
Balances as of June 30, 2021	-	$-	-	$-	276,982,678	$714,758	$21,669	$229,100	$2,152	$967,679

	Series A1 Preferred Shares		Series A2 Preferred Shares		Common Shares		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balances as of December 31, 2019	2,105,264	$7,546	-	$-	151,681,382	$5,122	$2,300	$(4,716)	$-	$10,252
Issuance of Series A2 preferred shares	-	-	6,017,784	74,662	-	-	-	-	-	74,662
Shares issued under stock option plan	-	-	-	-	535,000	235	(111)	-	-	124
Share-based compensation expense	-	-	-	-	-	-	744	-	-	744
Net loss	-	-	-	-	-	-	-	(2,093)	-	(2,093)
Balances as of March 31, 2020	2,105,264	$7,546	6,017,784	$74,662	152,216,382	$5,357	$2,933	$(6,809)	$-	$83,689
Shares issued under stock option plan	-	-	-	20	300,038	16	-	-	-	36
Share-based compensation expense	-	-	-	-	-	-	464	-	-	464
Net loss	-	-	-	-	-	-	-	6,703	-	6,703
Balances as of June 30, 2020	2,105,264	$7,546	6,017,784	$74,682	152,516,420	$5,373	$3,397	$(106)	$-	$90,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2020	2021
Cash flows from operating activities:
Net income	$4,610	$114,898
Cash flows from operating activities:
Depreciation of property and equipment	1,467	1,897
Amortization of intangible assets	-	4,930
Amortization of operating lease right-of-use-assets	259	1,354
Stock-based compensation	1,843	13,900
Deferred tax expense	-	756
Other	(245)	(419)
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(9,220)	(28,339)
Accrued royalties receivable	-	172,768
Income taxes payable	-	(30,330)
Accounts payable and accrued liabilities	1,510	(3,640)
Deferred revenue	24,435	4,848
Accrued royalties payable	-	(3,623)
Operating lease liabilities	372	(364)
Deferred grant income	2,044	22,349
Other assets	(1,862)	(3,757)
Net cash provided by operating activities	25,213	267,228
Cash flows from investing activities:
Purchases of property and equipment	(4,286)	(40,448)
Purchase of intangible assets	(5,000)	-
Repayment of loan to related parties	1,573	-
Receipt of grant funding	-	4,520
Long-term investments	-	(5,034)
Investment in and loans to equity accounted investees	-	(20,510)
Net cash used in investing activities	(7,713)	(61,472)
Cash flows from financing activities:
Repayment of long-term debt	(1,971)	(1,823)
Payment of contingent consideration	-	(2,550)
Proceeds from long-term debt	15,509	872
Payment of liability for in-licensing agreement	-	(5,000)
Short-term borrowings	(387)	-
Issuance of common shares pursuant to exercise of stock options	251	1,883
Proceeds from issuance of preferred shares - series A2 financing	74,682	-
Net cash provided by (used in) financing activities	88,084	(6,618)
Effect of exchange rate changes on cash and cash equivalents	-	(683)
Increase in cash and cash equivalents	105,584	198,455
Cash and cash equivalents, beginning of period	7,553	594,116
Cash and cash equivalents, end of period	$113,137	$792,571
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligation	567	29,573
Purchase of intangible assets in exchange for in-licensing agreement payable	9,060	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of operations

AbCellera Biologics Inc.’s (the “Company”) mission is to improve health with technologies that transform the way that antibody-based therapies are discovered. The Company aims to become the centralized operating system for next generation antibody discovery. The Company’s full-stack, AI-powered drug discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. The Company believes its technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. To advance the clinical pipeline of drug candidates, the Company forges partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies.

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

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2020 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except for the new accounting guidance adopted during the period (Note 8 and Note 13).

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

COVID-19 Pandemic

With the global spread of the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. Given the global economic impact, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, and results of operations could be materially adversely affected. The spread of more contagious strains, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans and response strategy. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s financial statements.

Recent accounting pronouncements not yet adopted

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the consolidated financial statements as a result of future adoption.

4. Net Earnings (Loss) per share

Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Basic earnings (loss) per share
Net earnings (loss)	$6,703	$(2,323)	$4,610	$114,898
Less: earnings allocated to Preferred Shareholders	(2,331)	-	(1,207)	-
Net earnings (loss) attributable to common shareholders - basic	$4,372	$(2,323)	$3,403	$114,898
Weighted-average common shares outstanding - basic	152,326,424	272,196,107	152,091,589	270,953,541
Net earnings (loss) per share attributable to common shareholders - basic	$0.03	$(0.01)	$0.02	$0.42
Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$6,703	$(2,323)	$4,610	$114,898
Weighted-average common shares outstanding - basic	152,326,424	272,196,107	152,091,589	270,953,541
Stock options and RSUs	27,253,960	-	19,980,436	50,601,902
Convertible Preferred Shares	81,230,480	-	53,967,591	-
Weighted-average common shares outstanding - diluted	260,810,864	272,196,107	226,039,616	321,555,443
Net earnings (loss) per share attributable to common shareholders - diluted	$0.03	$(0.01)	$0.02	$0.36

The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended June 30, 2021 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net earnings (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Options to purchase common shares	-	47,221,295	-	-
Convertible preferred shares	-	-	-	-
Total potential common shares excluded	-	47,221,295	-	-

5. Other current assets

Other current assets consisted of the following:

	December 31, 2020	June 30, 2021
	(in thousands)
Tax and investment tax credit receivable	$489	$422
Prepaid expenses	4,073	4,916
Materials and supplies	1,408	1,209
Total other current assets	$5,970	$6,547

6. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31, 2020	June 30, 2021
	(in thousands)
Computers	$6,324	$6,982
Land	-	33,044
Laboratory equipment	9,423	15,114
Furniture and fixtures	119	119
Leasehold improvements	3,708	7,143
Operating lease right-of-use assets	3,935	32,418
Property and equipment	23,509	94,820
Less accumulated depreciation	(5,586)	(7,341)
Property and equipment, net	$17,923	$87,479

Depreciation expense on property and equipment for the three and six months ended June 30, 2020 was $1.1million and $1.5 million, respectively, and $1.1 million and $1.9 million, for the three and six months ended June 30, 2021, respectively.

7. Intangible assets:

Intangible assets consisted of the following:

	June 30, 2021
	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
License	$35,873	$6,086	$29,787
Technology	41,400	1,364	40,036
IPR&D	40,400	-	40,400
	$117,673	$7,450	$110,223

At June 30, 2021, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Amortization Expense
(in thousands)
2021	$9,860
2022	9,860
2023	8,238
2024	3,476
2025	3,476
$34,910

8. Investments in and loans to equity accounted investees

The Company has entered into two joint ventures as part of the construction of future office and laboratory headquarters. During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). At June 30, 2021, the equity investment balance of $20.8 million represents the contributions made since inception. In March, 2021, the Company entered into the Beedie joint venture (Beedie JV). To date we have contributed $12.9 million into the Beedie JV. To date, the Company has not recorded any amount of proportionate income or loss with respect to either venture.

In March, 2021, the Company made a commitment of up to CAD$82.7 million ($61.5 million) to the Dayhu JV to fund the construction at a rate referenced to an applicable Canadian bank prime rate plus 0.6%, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and future assets of the joint venture. At June 30, 2021, the outstanding related party loan balance was $9.0 million to the joint venture.

The functional currency of the subsidiaries holding our interest in the Dayhu JV and Beedie JV is the Canadian dollar.  The accounts for these subsidiaries are translated into US dollars using the period-end exchange rate for assets and liabilities and the average exchange rates during the period for revenues, expenses, gains, and losses.  Foreign exchange gains and losses arising from the translation of these subsidiaries' assets and liabilities are included in "Other comprehensive income".

9. Accounts payable and other liabilities

Accounts payable and other liabilities consisted of the following:

	December 31, 2020	June 30, 2021
	(in thousands)
Accounts payable and accrued liabilities	$7,130	$5,605
Liability for in-licensing agreement	5,000	4,670
Operating lease liability	675	2,220
Liability classified options	4,270	-
Payroll liabilities payable	1,988	2,346
Current portion of deferred grant funding	942	3,435
Current portion of long-term debt	190	-
Total accounts payable and other liabilities	$20,195	$18,276

10. Shareholders’ equity

Sixth Amended and Restated Stock Option Plan:

The Company maintains the AbCellera Biologics Inc. Sixth Amended and Restated Stock Option Plan and our Pre-IPO Plan. Any awards granted under the Pre-IPO Plan will remain subject to the terms of our Pre-IPO Plan and applicable award agreements.

During the six months ended June 30, 2021, all employee option holders whose awards were liability-classified elected to convert the currency of their option exercise price from Canadian dollars to U.S. dollars for administrative convenience. As a result of the modification, $5.7 million was reclassified from liability to equity.

2020 Share Option and Incentive Plan:

Our 2020 Share Option and Incentive Plan, or 2020 Plan, was approved by our board of directors on November 18, 2020 and approved by our shareholders on December 1, 2020.

As of June 30, 2021, the number of shares available for issuance under the 2020 Plan was 19,232,412, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

2020 Employee Share Purchase Plan:

In December 2020, the Company’s Board of Directors approved the 2020 Employee Share Purchase Plan, or the 2020 ESPP. A total of 2,700,000 shares of common stock was initially reserved for issuance under the ESPP. At June 30, 2021 the Company had not yet commenced the ESPP.

The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	53,204,810	$0.71
Granted	-	-
Exercised	(7,484,910)	0.27
Forfeited	(44,000)	1.22
Outstanding as of June 30, 2021	45,675,900	0.78
Options exercisable as of June 30, 2021	18,046,454	$0.27

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	1,260,840	$20.00
Granted	528,934	42.74
Exercised	-	-
Forfeited	(23,716)	23.29
Outstanding as of June 30, 2021	1,766,058	$26.77
Options exercisable as of June 30, 2021	-	-

As part of the 2020 Plan, restricted share units (RSUs) were available to be granted and are subject to annual vesting. The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2020	-	$-
Granted	259,314	45.58
Exercised
Forfeited	(2,300)	41.47
Outstanding as of June 30, 2021	257,014	$45.62

Stock-based compensation:

Stock-based compensation expense was classified in the consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Research and development	$483	$3,720	$1,099	$6,877
General and administrative	86	4,592	694	5,907
Sales and marketing	37	161	50	1,116
	$606	$8,473	$1,843	$13,900

At December 31, 2020, there were 1,012,000 liability classified options outstanding, of which $4.3 million was included in other liabilities. At June 30, 2021, there were no outstanding liability classified options.

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

Deferred revenue outstanding in each respective period is as follows:

(in thousands)	December 31, 2019	June 30, 2020	December 31, 2020	June 30, 2021
Deferred revenue	$(5,544)	$(28,909)	$(26,230)	$(31,232)

During the three and six months ended June 30, 2020, the Company recognized $2.1 million and $5.0 million, respectively, and $1.8 million and $3.4 million during the three and six months ended June 30, 2021, respectively, of revenue that had been included in deferred revenue in the previous year.

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

The agreement resulted in an initial upfront payment of $26.7 million, of which $21.9 million was included in deferred revenue at December 31, 2020. In the six months ended June 30, 2021, the Company received an additional $1.1 million in payments, for total payments received in respect of this agreement of $27.8 million to date. The Company recognized $1.2 million and $1.9 million in the three and six months ended June 30, 2021, respectively. The Company expects to recognize approximately $7.8 million in revenue in the next 12 months related to these payments under the agreement.

Of the remaining deferred revenue balance of $10.7 million, which is related to various other agreements, approximately $2.8 million is expected to be recognized in revenue in the next 12 months.

License revenue

For the licenses to our intellectual property the Company recognizes revenue from non-refundable, up-front fees when the license is transferred to the customer and the customer is able to use and benefit from the license. For the three and six months ended June 31, 2021, the Company recognized $0.3 million and $20.5 million, respectively, from license revenue relating to license of the Trianni platform.

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

At December 31, 2020 and June 30, 2021, the carrying value of long-term debt was $2.2 million and $1.7 million, respectively, and the amounts have been included in other long-term liabilities on the balance sheet. The estimated fair value amounts of long-term debt of $2.3 million and $2.2 million at December 31, 2020 and June 30, 2021, respectively, are classified as Level 2 and have been determined by discounting future principal and interest amounts at estimated interest rates expected to be available to the Company at period end.

Contingent consideration related to business acquisitions is recorded at fair value on the acquisition date and adjusted on a recurring basis for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and are therefore categorized as Level 3 inputs.

The following table presents the changes in fair value of the liability for contingent consideration:

(in thousands)	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Repayment of contingent consideration	Liability at end of the period
Six months ended June 30, 2021	$22,559	$1,177	$(2,550)	$21,186

13. Commitments, contingencies, and leases

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

Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three and six months ended June 30, 2021, the Company has expensed approximately $3.6 million and $23.6 million, respectively, related to such obligations, of which that same amount is included in current liabilities.

In the normal course of business, we may enter into collaborative and other similar arrangements with respect to the development and commercialization of potential drug candidates. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, typically a research and/or commercialization effort, where both we and our partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Our rights and obligations under our collaborative arrangements vary and typically involve the partners to jointly perform research and development activities and/or participate together in commercializing, marketing, promoting, manufacturing and/or distributing a drug product.  These arrangements typically include milestone as well as royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements from or payments to the collaboration partner.

The Company considers the nature and contractual terms of arrangements and assesses whether an arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity as described under ASC 808, Collaborative Arrangements (ASC 808). For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606.

As of June 30, 2021, the Company had not incurred any research and development expenses or received any payments from our collaboration partners within the scope of ASC 808.

The Company leases office and laboratory facilities in Vancouver, Canada and Sydney, Australia. In May 2021, the Company commenced a lease for office and laboratory space in Vancouver, Canada representing undiscounted future lease payments of nil for the current year, $1.6 million for each of the next five years, and approximately $9.8 million thereafter. The Company recognized a lease liability of $14.9 million, with a corresponding right of use asset, utilizing a ten year term and 3.0% discount rate.

In February 2021, the Company entered into a lease for office and laboratory space in Sydney, Australia representing undiscounted future lease payments of $0.4 million for the current year, approximately $1.5 million for each of the next four years and $9.7 million thereafter. On commencement in February 2021, the Company recognized a lease liability of $13.9 million, with a corresponding right of use asset, utilizing a ten year term and 3.0% discount rate.

In March 2021, the Company entered into a lease for office and laboratory space in Vancouver, Canada, in conjunction with our 50% owned joint venture agreement, representing undiscounted future lease payments of $1.5 million due in four years, $5.9 million due in five years, and approximately $135.0 million thereafter.  The lease liability and corresponding right of use asset will be recognized on lease commencement date after completion of construction of the office and laboratory space.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Impact of COVID-19

At the onset of the pandemic in March 2020, the Company took proactive measures to protect the health and safety of our employees, business partners, vendors, and contractors. The spread of more contagious strains, such as the Delta variant, could cause the COVID-19 pandemic to last longer than expected and could result in the reinstatement of restrictive orders that could disrupt our business. Some of the actions we continue to take include the following:

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

•

In June 2021, Canadian offices began a phased return to work in lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities.

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

Our full-stack, artificial intelligence-, or AI-, powered drug discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. Rather than advancing our own clinical pipeline of drug candidates, we forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development. As of June 30, 2021, we had 138 discovery programs that are either completed, in progress or under contract with 33 partners. As a recent example, in a collaboration with Eli Lilly and Company, we applied our technology stack to co-develop bamlanivimab and bebtelovimab, two therapeutic antibodies to treat and prevent COVID-19. Bamlanivimab, which was discovered in March 2020, was the first antibody therapy for COVID-19 to reach the clinic and the first to receive Emergency Use Authorization (EUA) by the U.S. FDA. Since receiving EUA in November 2020, bamlanivimab has been used alone and together with other antibodies to treat over 500,000 high-risk patients with mild to moderate COVID-19. It is estimated that bamlanivimab alone and together with other antibodies has prevented tens of thousands of hospitalizations and saved more than 11,000 lives. Our second COVID-19 antibody therapy from our partnership with Eli Lilly, bebtelovimab, was developed to address the emergence of variants in January 2021. Preclinical data demonstrate that bebtelovimab is effective against all known variants of concern and interest, and Eli Lilly has advanced it into Phase 2 clinical testing. Eli Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had this one AbCellera discovery program and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive marketing approval.

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

Our deals emphasize participation in the success and upside of future antibody therapeutics. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, and downstream payments in the form of clinical and commercial milestones, and royalties on net sales. Longer-term we are eligible to receive additional payments upon satisfaction of clinical and commercial milestones, which we refer to as milestone payments, as well as royalties on sales of products derived from antibodies that we discover for our partners. Our discovery partnerships generally include royalty payments on net sales in the single digit to low-double digit range. In some partnerships we may receive equity or equity-like instruments that allow us to deepen participation in the economic success of molecules we discover.

We generated revenue of $11.2 million and $15.9 million and $27.6 million and $230.4 million for the three and six months ended June 30, 2020 and 2021, respectively. As of June 30, 2021, we had a total of 33 partners for whom we were conducting drug discovery activities. We have also grown the number of programs that we have under contract with our partners, as illustrated by the following charts.

We incurred sales and marketing expenses of $0.5 million and $1.0 million and $1.3 million and $3.9 million for the three and six months ended June 30, 2020 and 2021, respectively. We are significantly increasing investment into our business development team and into marketing our solutions to new and existing partners.

We focus a substantial portion of our resources on research and development efforts towards deepening our technology and expertise along our technology stack, and we expect to continue to make significant investments in this area for the foreseeable future. We incurred research and development expenses of $9.1 million and $13.3 million and $15.0 million and $27.4 million for the three and six months ended June 30, 2020 and 2021, respectively. We incurred general and administrative expenses of $1.5 million and $3.1 million and $11.2 million and $17.7 million for the three and six months ended June 30, 2020 and 2021, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

To date, we have financed our operations primarily from revenue from our drug discovery partnerships in the form of royalties and research fees; from government funding from grants, external borrowings, and from the issuance and sale of convertible preferred shares and notes, and common shares.

Our net earnings for the three and six months ended June 30, 2020, were $6.7 million and $4.6 million, respectively. Our net loss for the three months ended June 30, 2021 was $2.3 million and our net earnings for the six months ended June 30, 2021 were $114.9 million. As of June 30, 2021, we had accumulated earnings of $229.1 million and we had cash and cash equivalents totaling $792.6 million.

Recent Developments

In March 2020, we entered into a discovery partnership agreement with Eli Lilly and Company, pursuant to which we will perform discovery research for a number of targets for Eli Lilly that will result in antibodies for Eli Lilly to develop and potentially commercialize. This partnership includes the licensing of bamlanivimab, a monoclonal antibody designed to block viral attachment of the COVID-19 virus and its entry into human cells as well as other candidate antibodies against COVID-19 discovered by AbCellera. On June 1, 2020, 90 days after program initiation, bamlanivimab moved to first-in-human testing and progressed to Phase 3 clinical trials by July 2020.

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

In February 2021, it was announced that bamlanivimab (LY-CoV555) 700 mg, a human antibody discovered by AbCellera and developed with Eli Lilly and Company, administered with a second Eli Lilly antibody, etesevimab (LY-CoV016) 1400 mg, has received Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) for the treatment of mild to moderate COVID-19 in patients aged 12 and older who are at high risk for progressing to severe COVID-19 and/or hospitalization. New protocols enable front-line clinicians to administer bamlanivimab alone, and bamlanivimab and etesevimab together, in as few as 16 minutes and 21 minutes, respectively.

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

On March 10, 2021 Eli Lilly reported Phase 3 clinical trials results that showed that bamlanivimab 700 mg and etesevimab 1400 mg together reduced COVID-19-related hospitalizations and deaths by 87% in high-risk patients recently diagnosed with COVID-19.

In April 2021, the Company announced it entered into a joint venture (Beedie JV) whereby we will invest in equal shares of a Vancouver building development to be leased exclusively by AbCellera for additional office and lab facilities for our future office headquarters.

In April 2021, Eli Lilly and Company requested the U.S. FDA revoke the Emergency Use Authorization (EUA) for bamlanivimab (LY-CoV555) 700 mg alone. Eli Lilly made this request due to the evolving variant landscape in the U.S. and the full availability of bamlanivimab and etesevimab together. The request was not due to any new safety concern. This final step in Eli Lilly's transition to only supply bamlanivimab and etesevimab for administration together in the U.S. for the treatment of COVID-19 – as planned with the FDA – followed the modification of contracts with the U.S. government to ensure adequate supply of etesevimab to be used together with bamlanivimab. The FDA announced that it had revoked the EUA for bamlanivimab 700 mg alone on April 16, 2021.

In April 2021, we entered into a multi-target collaboration agreement with Empirico Inc. Empirico will use its Precision Insights Platform, a human genetics-focused discovery platform, to select up to five therapeutic targets. AbCellera will use its AI-powered antibody discovery technology to search and analyze natural immune responses to identify antibodies with the desired therapeutic properties against the selected targets. Under the terms of the agreement, Empirico will have the rights to develop and commercialize novel antibodies resulting from the collaboration. AbCellera will receive research payments and is eligible to receive downstream clinical and commercial milestone payments and royalties on net sales of products from Empirico. We also have the option to deepen our position in this partnership with further investment in the development of certain collaboration targets in exchange for increased revenue sharing.

In May 2021, the Company announced that a second antibody from its collaboration with Eli Lilly, bebtelovimab (LY-CoV1404), entered clinical trials in patients with mild-to-moderate COVID-19. Preclinical data demonstrate that bebtelovimab is a highly potent antibody against COVID-19 and retains neutralization activity against all known variants of concern and interest. Eli Lilly has expanded its ongoing BLAZE-4 trials to evaluate bebtelovimab alone and together with other monoclonal antibodies and is currently in Phase 2.

In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. The COVID-19 pandemic has involved, and may continue to involve, the spread of variants, including the Delta variant which is currently estimated to be the most dominant variant globally. Preclinical data demonstrate that bamlanivimab and etesevimab administered together retain neutralization activity against the variants currently in circulation in many countries, including Delta and Alpha.

In July 2021, the Company announced the appointment of Neil Berkley as Chief Business Officer.  As CBO, Mr. Berkley’s role will include leading the strategy and continued growth of AbCellera’s partnership business, which currently includes a diverse portfolio of more than 130 programs with drug developers of all sizes.

In August 2021, the Company announced partnerships with Tachyon and EQRx. The Company has the option to invest in programs at various stages of preclinical development, clinical development, and commercialization in exchange for an increased share of product sales.

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

•

Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of June 30, 2021, we had 138 discovery programs that are either completed, in progress or under contract with 33 partners. We are building our business development team across the major biotechnology geographic hubs in order to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our platform. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our technological differentiation.

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

Metric	June 30, 2020	June 30, 2021	Change %
Number of discovery partners	25	33	32%
Programs under contract, cumulative	76	138	82%
Program starts, cumulative	48	60	25%
Molecules in the clinic	1	4	300%

The table below outlines the details of molecules in the clinic as at June 30, 2021:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed (EUA)*	Eli Lilly and Company	COVID-19	Discovery partnership
Bebtelovimab (LY-CoV1404)	Phase 2	Eli Lilly and Company	COVID-19	Discovery partnership
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015	IND approved	NovaRock Biotherapeutics Inc.	Oncology	Trianni license

* See “Recent Developments” above for recent regulatory developments related to this molecule.

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

Molecules in the clinic represent the count of unique molecules for which an Investigational New Drug, or IND, New Animal Drug, or equivalent under other regulatory regimes, application has been approved based on an antibody that was discovered either by us or by a partner using licensed AbCellera technology. Where the date of such application approval is not known to us, the date of the first public announcement of a clinical trial will be used for the purpose of this metric. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Going forward, AbCellera intends to report on molecules in the clinic metric in place of the previously reported programs in the clinic metric. The change is required to reflect two new dynamics which we believe are important to our business:

o	One program can yield multiple molecules, e.g. the single COVID-19 antibody discovery program with Eli Lilly has produced both bamlanivimab and bebtelovimab.
o

As part of an acquisition, AbCellera may come to own stakes in molecules for which the company is also entitled to milestone payments and royalties although the discovery was not performed as an AbCellera program, as is the case for several Trianni humanized rodent license agreements.

As part of the change, we have raised the threshold for reaching the clinic from IND application (or equivalent) to IND approval. We believe this more stringent definition better reflects the common understanding for achieving clinical status. The approval date is also more likely to be known than the application date. We believe this change would thus make our disclosures more consistent between molecules. The change produces no difference to historical business results. Until the second quarter of 2021, the previous metric of programs in the clinic was identical to the new metric of molecules in the clinic, with the COVID-19 antibody program and bamlanivimab having been the first and only program and molecule to have reached the clinic under either definition. AbCellera also intends to disclose additional details about each molecule to the extent made public or permitted by its partners. We believe that the updated metric together with the additional list of molecules will give investors a better understanding of AbCellera’s downstream portfolio and bring AbCellera’s reporting in line with other public companies with economic stakes in therapeutic molecules.

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to June 30, 2021:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
EQRx	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon	Single target	Oncology	August 3, 2021
Undisclosed biotech	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotech	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico	Up to 5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics	9 targets, multi-year	Oncology	January 14, 2021
Invetx	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals	Multi-target, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences	Single target	Infectious disease	June 13, 2019
Denali Therapeutics	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharma	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries	Single target	Membrane protein	June 13, 2017
Pfizer	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotech	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries	Undisclosed	Undisclosed	February 2, 2016

* Effective date of agreement

Components of Results of Operations

Revenue

Our revenue consists of partnership research fees, licensing revenue, development milestones, and royalty payments from commercial products. Research fees consist primarily of technology access fees, which are generally generated upon execution of our partnership agreements, and discovery research fees, which are generated through our performance of antibody discovery research for our partners. Licensing revenue is primarily from our licensing of our humanized rodent platform, Trianni™. Our partnership agreements also entitle us to receive payments upon the satisfaction of clinical, approval, and commercial milestones as well as royalties on our partners’ commercial sales of the molecules that we discover.

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

Operating Expenses

Royalty Fees. Royalty fees consist of certain contractual royalty payments to our strategic partners upon receipt of royalty revenue based on our customers third-party net sales.  Royalty fees are not included in every program. For royalties received from Eli Lilly for commercial sales of bamlanivimab, royalty fees are due to collaboration partners in AbCellera’s DARPA P3 (Pandemic Preparedness Program) project focused on rapid pandemic response. Royalty fees are recorded when the third-party sale occurs.

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

Other Comprehensive Income.  Other comprehensive income includes foreign currency translation adjustments as a result of currency fluctuations in Canadian functional currency entities.

Results of operations

Comparison of the three and six months ended June 30, 2020 and 2021

The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2020 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Revenue:
Research fees	$8,228	$5,215	$12,885	$9,201
Licensing revenue	-	263	-	20,522
Milestone payments	3,000	1,000	3,000	8,000
Royalty revenue	-	21,165	-	192,661
Total revenue	11,228	27,643	15,885	230,384
Operating expenses:
Royalty fees	-	3,610	-	23,622
Research and development(1)	9,144	15,046	13,262	27,403
Sales and marketing(1)	547	1,295	984	3,869
General and administrative(1)	1,498	11,203	3,148	17,688
Depreciation and amortization	893	3,522	1,467	6,827
Total operating expenses	12,082	34,676	18,861	79,409
Income (loss) from operations	(854)	(7,033)	(2,976)	150,975
Other (income) expense:
Other (income) expense	293	(314)	1,294	(645)
Grants and incentives	(7,850)	(4,646)	(8,880)	(7,794)
Total other income	(7,557)	(4,960)	(7,586)	(8,439)
Net earnings (loss) before income tax	6,703	(2,073)	4,610	159,414
Provision for income tax	-	250	-	44,516
Net earnings (loss)	$6,703	$(2,323)	$4,610	$114,898
Foreign currency translation adjustment	-	2,152	-	2,152
Comprehensive income (loss)	$6,703	$(171)	$4,610	$117,050
Net earnings (loss) per share attributable to common shareholders
Basic	$0.03	$(0.01)	$0.02	$0.42
Diluted	$0.03	$(0.01)	$0.02	$0.36
Weighted-average common shares outstanding
Basic	152,326,424	272,196,107	152,091,589	270,953,541
Diluted	260,810,864	272,196,107	226,039,616	321,555,443

(1)	Amounts are exclusive of depreciation and amortization. Amounts include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Research and development	$483	$3,720	$1,099	$6,877
General and administrative	86	4,592	694	5,907
Sales and marketing	37	161	50	1,116
	$606	$8,473	$1,843	$13,900

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue
Research fees	$8,228	$5,215	$(3,013)	-37%	$12,885	$9,201	$(3,684)	-29%
Licensing revenue	-	263	263	N/A	-	20,522	20,522	N/A
Milestone payments	3,000	1,000	(2,000)	-67%	3,000	8,000	5,000	167%
Royalty revenue	-	21,165	21,165	N/A	-	192,661	192,661	N/A
Total revenue	$11,228	$27,643	$16,415	146%	$15,885	$230,384	$214,499	1350%

Revenue increased by $16.4 million from the three months ended June 30, 2020 to June 30, 2021. Royalty revenue of $21.2 million are directly associated with the specified percentage of proceeds that Eli Lilly received from the sales of bamlanivimab. The increase in royalty revenue was partly offset by a decrease in milestone payments and research fees compared to the same period in the prior year. Despite a significant increase in cumulative Programs Under Contract and Program Starts compared to the same period in the previous year, revenues associated with research fees decreased by $3.0 million for the three months ended June 30, 2021. The decrease was driven by a reduction in revenue from our COVID-19 antibody discovery program which was running at its peak activity for the three months ended June 30, 2020.

Revenue increased by $214.5 million for the six months ended June 30, 2020 to June 30, 2021. Royalty revenue of $192.7 million are directly associated with the specified percentage of proceeds that Eli Lilly received from the sales of bamlanivimab. We earned $20.5 million in licensing revenue related to the recently acquired Trianni humanized rodent platform business. We earned $8.0 million in milestone revenue of which $7.0 million relates to the first commercial sale in Europe by Eli Lilly relating to molecule bamlanivimab for treatment of COVID-19 and the remaining $1.0 million milestone revenue relates to milestone payments received from our Trianni licenses. Despite a significant increase in cumulative Programs Under Contract and Program Starts compared to the same period in the previous year, revenues associated with research fees decreased by $3.7 million for the six months ended June 30, 2021. The decrease was driven by a reduction in revenue from our COVID-19 antibody discovery program.

Operating Expenses

Royalty Fees

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Royalty fees	$—	$3,610	$3,610	N/A	$—	$23,622	$23,622	N/A

Royalty fees for the three and six months ended June 30, 2020 and 2021 were $3.6 million and $23.6 million, respectively. These were primarily attributable to the royalty revenues received by the Company from sales of bamlanivimab by Eli Lilly due to AbCellera’s collaborators in pandemic response.

Research and Development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$9,144	$15,046	$5,902	65%	$13,262	$27,403	$14,141	107%

Research and development expenses increased by $5.9 million, or 65%, from the three months ended June 30, 2020 to June 30, 2021, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $6.6 million is due to the increase in compensation expense consistent with the increase in headcount. The overall increase was partly offset by the decrease in IPR&D expense of $4.0 million attributable to the purchase of the OrthoMab bispecific platform during the prior period. $2.8 million of the increase is attributed to an increase in facilities, research materials, supplies and services consistent with the overall increase in research and development activities.

Research and development expenses increased by $14.1 million, or 107%, from the six months ended June 30, 2020 to June 30, 2021, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $12.0 million is due to the increase in compensation expense consistent with the increase in headcount. $5.9 million of the increase is attributed to an increase in facilities, research materials, supplies and services consistent with the overall increase in research and development activities. The overall increase was partly offset by the decrease in IPR&D expense of $4.0 million attributable to the purchase of the OrthoMab bispecific platform during the prior period.

Sales and Marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$547	$1,295	$748	137%	$984	$3,869	$2,885	293%

Sales and marketing expenses increased by $0.7 million, or 137%, from the three months ended June 30, 2020 to June 30, 2021 and reflects the on going investment to build AbCellera’s Business Development team. $0.4 million of the increase is due to increase in compensation expense consistent with increased headcount. The remaining increase is attributable to increased recruiting and consulting fees.

Sales and marketing expenses increased by $2.9 million, or 293%, from the six months ended June 30, 2020 to June 30, 2021. $1.5 million of the increase is due to the increase in compensation expense consistent with increased headcount. $0.8 million of the increase is attributable to a donation made to Surrey Hospital to fund a study related to bamlanivimab in Canada. The remaining increase is attributable to increased recruiting and consulting fees. Sales and marketing expenses related to travel were significantly lower for the three and six months ended June 30, 2021 due to continued COVID-19 related travel restrictions.

General and Administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$1,498	$11,203	$9,705	648%	$3,148	$17,688	$14,540	462%

General and administrative expenses increased by $9.7 million, or 648%, from the three months ended June 30, 2020 to June 30, 2021. $4.5 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense as a publicly listed company. $1.5 million of the increase is related to increased compensation expense, excluding stock-based compensation, which was driven by increased headcount within the general and administrative function. $2.5 million is attributable to legal fees and other corporate matters relating to being a public company and protecting our intellectual property. $1.4 million of the increase in general and administrative expense is due to increased expenditures related to director and officer insurance and increased general office and facilities expenses to support the growth of the company.

General and administrative expenses increased by $14.5 million, or 462%, from the six months ended June 30, 2020 to June 30, 2021. $5.2 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense as a publicly listed company. $2.8 million of the increase is related to increased compensation expense, excluding stock-based compensation, which was driven by increased headcount within the general and administrative function. $4.8 million is attributable to legal fees and other corporate matters relating to being a public company and protecting our intellectual propertly. $1.5 million of the increase in general and administrative expense is due to increased expenditures related to director and officer insurance and increased general office and facilities expenses to support the growth of the company.

Depreciation and Amortization

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Depreciation and amortization	$893	$3,522	$2,629	294%	$1,467	$6,827	$5,360	365%

Depreciation and amortization expenses increased by $2.6 million, or 294%, from the three months ended June 30, 2020 to June 30, 2021. Amortization expense increased by $2.5 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $0.2 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Depreciation and amortization expenses increased by $5.4 million, or 365%, from the six months ended June 30, 2020 to June 30, 2021. Amortization expense increased by $4.9 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $0.4 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Other (Income) Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Other (income) expense	$293	$(314)	$(607)	-207%	$1,294	$(645)	$(1,939)	-150%

Other (income) expense decreased by $0.6 million, or 207%, for the three months ended June 30, 2020 to June 30, 2021. Other (income) expense for the three months ended June 30, 2020 included $0.5 million in interest expense partly offset by $0.2 million in financing fees. Other (income) expense for the three months ended June 30, 2021 included interest income on cash balances of $0.4 million, and a foreign exchange gain of $0.8 million, offset by $0.8 million of financing fees and contingent consideration.

Other (income) expense decreased by $1.9 million, or 150%, for the six months ended June 30, 2020 to June 30, 2021. Other (income) expense for the six months ended June 30, 2020 included $0.6 million in interest expense offset by $0.3 million in financing fees, and $0.9 million in foreign exchange losses. Other (income) expense for the six months ended June 30, 2021 included interest income on cash balances of $0.6 million and a foreign exchange gain of $0.3 million, offset by $0.2 million of financing fees and contingent consideration.

Grants and Incentives

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Grants and incentives	$(7,850)	$(4,646)	$3,204	-41%	$(8,880)	$(7,794)	$1,086	-12%

Grants and incentives decreased by $3.2 million, or 41%, from the three months ended June 30, 2020 to June 30, 2021. This decrease was primarily driven by a decrease in activity relating to research and development expenditures that are eligible for the SIF project.

Grants and incentives decreased by $1.1 million, or 12%, from the six months ended June 30, 2020 to June 30, 2021. This decrease was primarily driven by a decrease in activity relating to research and development expenditures that are eligible for the SIF project.

Liquidity and Capital Resources

As of June 30, 2021, we had $792.6 million of cash and cash equivalents. The increase of $198.5 million since December 31, 2020 was primarily from cash flow from operations and driven by the receipt of accounts receivable relating to royalties from bamlanivimab in the six months ended June 30, 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2020	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$25,213	$267,228
Investing activities	(7,713)	(61,472)
Financing activities	88,084	(6,618)
Effect of exchange rate fluctuations on cash and cash equivalents	-	(683)
Net increase in cash and cash equivalents	$105,584	$198,455

Operating activities

Net cash provided by operating activities increased from $25.2 million in the six months ended June 30, 2020 to $267.2 million in the six months ended June 30, 2021. The increase resulted primarily from increased revenue from royalty and licensing streams, satisfaction of clinical milestones under our partnership with Eli Lilly, and continued discovery research activities, as well as upfront payments from securing new multi-year, multi-target contracts with partners.

Investing activities

Net cash used by investing activities increased from $7.7 million in the six months ended June 30, 2020 to $61.5 million in the six months ended June 30, 2021. Investing activities during the six months ended June 31, 2020 were directly attributed to the purchase of intangible assets.  Investing activities during the six months ended June 31, 2021 were attributable to our investment in real estate, particularly our land purchase related to our future GMP facility. Additional investing activities during the period were related to facilities and equipment expenditures in our Vancouver offices, offset by grant funding received in the period.

Financing activities

Net cash provided by financing activities was $88.1 million for the six months ended June 30, 2020. This was due primarily to proceeds from our Series A2 financing. Net cash used by financing activities was $6.6 million for the six months ended June 30, 2021 due to repayment of long-term debt and intangible asset obligation, partly offset by proceeds from exercise of options for common stock.

Critical Accounting Policies and Significant Judgements and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies during the six months ended June 30, 2021, except as referred to in Note 2 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2021, we had a cash and cash equivalents balance of $792.6 million, a majority of which was maintained in bank accounts and term deposits. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

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

Based upon our evaluation of the Company’s disclosure controls and procedures, as of June 30, 2021, the CEO and the CFO concluded that the disclosure controls were not effective. This is due to a material weakness in internal control over financial reporting which was the result of a material adjustment in our financial statements, due to an overstatement of lease liability upon adoption of ASU 2016-02, as well as certain other adjustments as of and for the years ended December 31, 2018 and 2019, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Ongoing Remediation of Material Weakness in Internal Control over Financial Reporting

We have taken significant measures, and plan to continue to take measures, to remediate this material weakness. These measures included hiring and engaging additional accounting personnel with familiarity with reporting under U.S. GAAP, and implementing and adopting additional controls and procedures. The material weakness has not been remediated as of June 30, 2021, due to insufficient time to assess the design, fully implement remediation and assess operating effectiveness of the related controls. There were no material adjustments required in the June 30, 2021, consolidated financial statements due to this material weakness. We expect that the remediation of the identified material weakness will be completed by the end of the fiscal year.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings as set forth in the Form 10-K filed with the SEC on March 30, 2021.

Item 1A. Risk Factors.

Risks Related to Our Business and Strategy

We have incurred losses in certain years since inception and we may not be able to generate sufficient revenue to maintain profitability.

Our plan is to enter a phase of accelerated growth and we will be investing heavily in our business. We expect to experience variability in revenue and in expenses which makes it difficult to evaluate our business or our prospects. As such, we may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. For the years ended December 31, 2019 and 2020, we incurred a net loss of $2.2 million and net earnings of $118.9 million, respectively. As of December 31, 2020, we had accumulated earnings of $114.2 million. For the three and six months ended June 30, 2020 we incurred net earnings of $6.7 million and $4.6 million, respectively. For the three and six months ended June 30, 2021 we incurred a net loss of $2.3 million and net earnings of $114.9 million, respectively. As of June 30, 2021, we had accumulated earnings of $229.1 million. We expect that our operating expenses will continue to increase significantly, including as we:

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
•

elect our option to make additional investment in certain partnership agreements at progressive stages of pre-clinical development, clinical development, and commercialization in exchange for an increased share of product sales; and

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

For the year ended December 31, 2019, a substantial portion of our revenue was generated by upfront technology access and research discovery fees through performing research activities for our partners. During the year ended December 31, 2020 and the three months ended March 31, 2021, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, as well as royalty payments for the first time. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020 and the three months ended March 31, 2021, these royalty payments related to our partnership with Eli Lilly upon sales of bamlanivimab, an antibody therapy designed to treat and prevent COVID-19. Therefore, significant amount of royalty payments that we have received in recent periods are derived from a compound developed in a single partnership, and there can be no assurance that the revenues we have generated in such periods will be replicated in future periods. For example, demand for and sales of bamlanivimab have fallen during the three months ended June 30, 2021. Market developments such as availability of new COVID-19 treatments or vaccines, or regulatory actions may have an impact on sales of bamlanivimab. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. As a result, we currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our platform. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.

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

•

the success of our partners in developing and commercializing drug products for which we are entitled to receive milestone payments, royalties, or product sales, and the timing of receipt of such payments; and

•	the timing and success of additional investments that we may elect to make in certain partnership agreements at various stages of pre-clinical development, clinical development, and commercialization.

For example, 2020 was the first year in which we received payments from a partner beyond upfront fees. The antibody, bamlanivimab developed by Eli Lilly and Company, has undergone clinical testing and has received Emergency Use Authorization from the FDA, and we have received associated milestone payments and royalties on net sales in 2020 and during the six months ended June 30, 2021. Eli Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate through clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had this one program result in milestone and royalty payments to us to date and we have not yet had a program receive marketing approval. There is no guarantee that we will continue to generate the levels of revenue, particularly milestone and royalty revenues, from our partnerships as we have experienced in recent periods. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. Such decisions or similar decisions by regulatory agencies may adversely impact the payments that we receive from bamlanivimab in future periods. In addition, we have only recently begun to generate licensing revenue from our Trianni humanized rodent platform. There can be no assurance that we will continue to generate or expand our licensing revenue from this product offering in future periods.

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

Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 24 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our drug-discovery platform, or the realization of other risks described in this quarterly report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing. Such additional financing may not be available on terms acceptable to us or at all.

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

Our primary focus is on the discovery of antibodies for targets that are selected by our partners. Our partners then use the data packages provided by us to develop their own drug candidates without our involvement. As a result, our success depends on our ability to expand the number and scope of our partnerships. Many factors may impact the success of these partnerships, including our ability to perform our obligations, our partners’ satisfaction with our data packages, our partners’ ability to successfully develop, secure regulatory approval for and commercialize drug candidates using antibodies discovered using our platform, our partners’ internal priorities (including fluctuations in research and developments budgets), our partners’ resource allocation decisions and competitive opportunities, disagreements with partners, the costs required of either party to the partnerships and related financing needs, and operating, legal and other risks in any relevant jurisdiction.

In our partnership programs, we maintain rights to large unique data sets that connect information at the level of single-cell measurements, DNA sequence and protein function. We use this data to create an accelerating flywheel of learning: data generation from our partnership business provides the basis for AI modules that lead to expanded capabilities and faster data generation which supports our partnership business. As a result, in addition to reducing our revenue or delaying the development of our future solutions, the loss of one or more of these relationships may reduce our exposure to such information, thus hindering our efforts to further our technological differentiation and improve our platform. In certain of our partnership programs, we may elect to make additional investments in certain partnership agreements at progressive stages of pre-clinical development, clinical development, and commercialization in exchange for an increased share of product sales. Because of the inherent uncertainties in drug development described elsewhere in these Risk Factors, there can be no assurance that any additional investments we may elect to make would yield meaningful return, if at all.

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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For the year ended December 31, 2019, two of our partners accounted for 47% and 15% of revenue, and eleven partners accounted for the remaining 38% of revenue. For the year ended December 31, 2020, three of our partners accounted for 35%, 25% and 14% of our research fees revenue and eight partners accounted for the remaining 26% of research fees revenue. For the year ended December 31, 2020 we recognized our first milestone and royalty revenue streams, totaling $213.3 million, exclusively from our partnership with Eli Lilly. For the six months ended June 30, 2021, royalty revenue streams of $192.6 million continued to be exclusively from our partnership with Eli Lilly.

Because a significant portion of our revenue in 2020 and the first quarter of 2021 was derived from sales of bamlanivimab, any reduction in sales of this compound may materially and adversely affect our results of operations for future periods. For example, demand for and sales of bamlanivimab have fallen during the three months ended June 30, 2021. Market developments such as availability of new COVID-19 treatments or vaccines, or regulatory actions may have an impact on sales of bamlanivimab. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. Therefore, there can be no assurance that we will generate similar levels of revenue from sales of bamlanivimab in future periods.

Our existing partnerships cover a large number of current programs under contract, and therefore represent a large portion of potential downstream value. In addition, our partnership agreements are typically terminable at will with 90 days’ notice prior to identification of a target, after which point they may only be terminated for cause. As a result, if we fail to maintain our relationships with our partners or if any of our partners discontinue their programs, our future results of operations could be materially and adversely affected.

Biopharmaceutical drug development is inherently uncertain, and it is possible that none of the drug candidates discovered using our platform that are further developed will receive marketing approval or become viable commercial products, on a timely basis or at all.

We use our platform to offer antibody drug-discovery programs to partners who are engaged in drug discovery and development. These partners include large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations. While we receive upfront payments generated through our receipt of technology access fees and discovery research fees for performing research activities for our partners, we estimate that the vast majority of the economic value of the contracts that we enter into with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our partnerships to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high quality antibodies, there can be no assurance that our partnerships will successfully develop, secure marketing approvals for and commercialize any drug candidates based on the antibodies that we discover. As a result, we may not realize the intended benefits of our partnerships. We initiated our partnering program in 2015 and have only had this one AbCellera discovery program and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval.

Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, there may not be successful development of any drug candidates with the antibodies that we discover, or we and our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized. For example, under our research agreement with Eli Lilly, we are eligible to receive and have received payments upon the achievement of certain development milestones and are eligible to receive royalties resulting from sales of both COVID-19 and non-COVID-19 products that incorporate antibodies we discovered. While we have received milestone and royalty payments from this collaboration, there can be no assurance that we will receive additional milestone payments or any royalties in the future. Furthermore, there can be no assurance that Eli Lilly will be successful in its further development of bamlanivimab. For example, based on trial data that suggested that bamlanivimab is unlikely to help hospitalized COVID-19 patients recover from this advanced stage of their disease, Eli Lilly announced on October 26, 2020 that it has stopped enrolling additional patients for treatment with bamlanivimab in this study. Eli Lilly is continuing its BLAZE-1 trial, a randomized, double-blind, placebo-controlled Phase 2 study conducted by Eli Lilly that is designed to assess the efficacy and safety of bamlanivimab and an additional Eli Lilly product candidate for the treatment of symptomatic COVID-19 in the outpatient setting. In the fall of 2020, Eli Lilly received Emergency Use Authorization, or EUA, for bamlanivimab from the FDA and similar emergency authorization from Health Canada, and began sales of the antibody. In February of 2021, Eli Lilly received EUA for bamlanivimab administered with a second antibody, etesevimab, and began sales of the antibody therapy. As a result, during the year ended December 31, 2020, and six months ended June 30, 2021, we recognized an aggregate of $198.3 million and $192.6 million, respectively, in royalty payments on net sales of bamlanivimab. The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. Pursuant to the EUA by the FDA for bamlanivimab, Eli Lilly was able to distribute bamlanivimab under the conditions set forth in the Emergency Use Authorization prior to FDA approval. Furthermore, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Similarly, in Canada, under the Food and Drugs Act (Canada), the federal Minister of Health may make an Interim Order if the Minister believes that immediate action is required to deal with a significant risk to health, safety or the environment. As is the case with EUAs in the United States, authorizations issued under an Interim Order are not a long-term alternative to obtaining Health Canada licensure for a product. If the EUA or authorization issued under the Interim Order granted to Eli Lilly are subsequently revoked, such revocation could adversely impact our business. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. Such decisions or similar decisions by regulatory agencies may adversely impact the payments that we receive from bamlanivimab in future periods.

In addition, even if these drug candidates receive regulatory approval in the United States, the drug candidates may never obtain approval or commercialize such drugs outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, we or our partners have to make decisions about which clinical stage and pre-clinical drug candidates to develop and advance, and we or our partners may not have the resources to invest in all of the drug candidates that contain antibodies discovered using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates. Decision-making about which drug candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one more of our partners is involved in a business combination, the partner might deemphasize or terminate the development or commercialization of any drug candidate that utilizes an antibody that we have discovered. If one of our strategic partners terminates its agreement with us, we may find it more difficult to attract new partners.

We are also subject to industry-wide FDA and other regulatory risk. The number of new drug applications, or NDAs, and biologics license applications, or BLAs, approved by the FDA varies significantly over time and if there were to be an extended reduction in the number of NDAs and BLAs approved by the FDA, the industry would contract and our business would be materially harmed.

The failure to effectively advance, market and sell suitable drug candidates with the antibodies that we discover could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common shares to decline. In addition to the inherent uncertainty in drug development addresses above, our ability to forecast our future revenues may be limited.

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

We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in a total of 206 employees as of December 31, 2020 and 302 as of June 30, 2021. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.

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

•	In the field of live single-cell screening, companies that provide access to similar technologies such as Berkeley Lights, HiFiBio Inc., Ligand Pharmaceuticals Inc., and Sphere Fluidics Ltd.
•	In antibody RepSeq, companies that provide access to similar technologies such as 10X Genomics Inc., Adaptive Biotechnologies Corp., Atreca Inc. and Distributed Bio Inc.
•	In bispecific antibody engineering, from companies that provide access to similar technologies such as Abbvie Inc., Genmab A/S, Merus N.V. and Zymeworks Inc.
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

Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain research activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development. For example, while we have in the past been able to identify a potential drug candidate for human testing within 90 days, there is no assurance that we will be able to do so on this timeframe again in the future, or at all. To date, we have only had one program result in clinical milestone and royalty payments to us. While our partnership with Eli Lilly has produced bamlanivimab, an antibody for which Eli Lilly was granted two EUAs by the FDA, for administration alone and together with etesevimab, and a similar authorization by Health Canada for bamlanivimab alone, we have not yet had a program receive full marketing approval. In April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. As a result, the relatively limited experience of our partners with our platform may reduce their confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.

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

We estimate annual total addressable markets and forecasts of market growth for our platform, data packages and technologies. We have also developed a standard set of key performance indicators in order to enable us to assess the performance of our business in and across multiple markets, and to forecast future revenue. These estimates, forecasts and key performance indicators are based on a number of complex assumptions, internal and third-party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from the development of new workflows. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and indicators. As a result, our estimates of the annual total addressable market and our forecasts of market growth and future revenue from technology access fees, discovery research fees, milestone payments or royalties may prove to be incorrect, and our key business metrics may not reflect our actual performance. For example, if the annual total addressable market or the potential market growth for our platform is smaller than we have estimated or if the key business metrics we utilize to forecast revenue are inaccurate, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.

We must adapt to rapid and significant technological change and respond to introductions of new products and technologies by competitors to remain competitive.

We provide our antibody discovery solution and capabilities in industries that are characterized by significant enhancements and evolving industry standards. As a result, our partners’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our platform may become less desirable in the markets we serve, and our partners could move to new technologies offered by our competitors or engage in antibody discovery themselves. Though we believe partners in our markets display a significant amount of loyalty to their supplier of research or a particular product or service, we also believe that because of the initial time investment required by many of our partners to reach a decision about whether to partner with us, it may be difficult to regain that customer once the customer enters into a partnership or collaboration agreement with a competitor. Without the timely introduction of new solutions and technological enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies and markets to further broaden and deepen our capabilities and expertise in antibody drug discovery and development . For example, to the extent we fail to timely introduce new and innovative technologies or solutions, adequately predict our partners’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

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

Our sales and marketing organization is currently growing, and if we are unable to expand our marketing and salesforce to reach our existing and potential partners, our business may be adversely affected.

Until 2019, our sales and marketing team has been limited, with only one dedicated business development person supported by two to three marketing staff who are primarily focused on scientific writing. This activity has been complemented with research and development staff attending a variety of scientific conferences which has helped increase the business development pipeline. We continue to expand our commercial organization in order to effectively market our solutions to existing and new partners. Competition for employees capable of negotiating and entering into partnerships with pharmaceutical and biotechnology companies is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales organization, which could negatively impact sales and market acceptance of our platform and limit our revenue growth and potential profitability. In addition, the time and cost of establishing a specialized sales, marketing and service force for a particular service may be difficult to justify in light of the revenue generated or projected.

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

Our success depends on the skills, experience and performance of key members of our senior management team, including Carl Hansen, Ph.D., our founding Chief Executive Officer, Véronique Lecault, Ph.D., our co-founder and Chief Operating Officer, Andrew Booth, our Chief Financial Officer, Tryn Stimart, our Chief Legal Officer and Chief Compliance Officer, Ester Falconer, Ph.D., our Chief Technology Officer, and Neil Berkley, our Chief Business Officer. The individual and collective efforts of these employees will be important as we continue to develop our platform and our technology, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While certain of our executive officers are party to employment contracts with us, we cannot guarantee their retention for any period of time beyond the applicable notice period.

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

We currently derive the majority of our revenue based upon scientific and engineering research and development and testing conducted at a single facility located in Vancouver, British Columbia. Our facility and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our partners and develop updates, upgrades and other improvements to our technology and platform, advanced automation systems, and advanced application and workflow software for some period of time. The inability to address system issues could develop if our facility is inoperable or suffers a loss of utilization for even a short period of time, may result in the loss of partners or harm to our reputation, and we may be unable to regain those partners or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facility, to locate and qualify a new facility or license or transfer our proprietary technology to a third-party. Even in the event we are able to find a third-party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third-party.

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

In the ordinary course of our business, we generate and store sensitive data, including research data, intellectual property and proprietary business information owned or controlled by ourselves or our employees, partners and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, accidental exposure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. Further, to the extent our employees are working at home during the COVID-19 pandemic, additional risks may arise as a result of depending on the networking and security put into place by the employees. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, no security measures can be perfect and our information technology and infrastructure may be vulnerable to attacks by hackers or infections by viruses or other malware or breached due to employee erroneous actions or inactions by our employees or contractors, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

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

We currently have limited operations outside of Canada and the United States, but our business strategy incorporates potentially significant international expansion. We currently maintain relationships with partners outside of Canada and the United States and may in the future enter into new relationships. We also have a wholly owned subsidiary in Australia. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, tariffs, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain approvals to conduct our business in various countries;
•	differing intellectual property rights;
•	complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third-party intellectual property claims;

•	difficulties in staffing and managing foreign operations;
•	logistics and regulations associated with shipping systems and parts and components for systems, consumables and reagent kits, as well as transportation delays;
•	travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service partners;
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

Once completed, our manufacturing operations will be dependent upon third-party suppliers, including single source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

We plan to build a GMP facility in Vancouver, British Columbia, to house our manufacturing and manufacturing support infrastructure. During the six months ended June 30, 2021, we have secured rights to land for the future construction of this facility. We anticipate that some of the suppliers of critical components or materials for our processes may be single or sole source suppliers and the replacement of these suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. There can be no assurance that our supply of components necessary for the operation of this facility will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.

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

As of June 30, 2020, we owned or exclusively licensed over 50 issued or allowed patents and over 90 pending patent applications worldwide, which includes over 30 issued U.S. patents and over 20 pending U.S. patent applications. We own registered trademarks and trademark applications for AbCellera, Celium, Trianni and the Trianni Mouse in the U.S., Canada and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.

It is possible that in the future some of our patents, licensed patents and patent applications may be challenged at the United States Patent and Trademark Office, or USPTO, or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in loss of exclusivity or freedom to operate, patent claims being narrowed, the unenforceability or invalidity of such patents, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, limit the duration of the patent protection of our technology, and increased competition to our business. We may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.

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

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. We may not develop additional proprietary platforms, methods and technologies that are patentable.

Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 16, 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any owned or licensed patents.

Issued patents covering our platform and technology could be found invalid or unenforceable if challenged.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents or amendment to our patents in such a way that they no longer cover our platform and our technology, which may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.

We may not be aware of all third-party intellectual property rights potentially relating to our platform or technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications or licensed patents and patent applications has been found, which could be used by a third-party to challenge their validity, or prevent a patent from issuing from a pending patent application.

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

In the future, we may identify third-party intellectual property and technology we may need to license in order to engage in our business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology. However, such licenses may not be available to us on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, lump-sum payments, payments based on certain milestones such as sales volumes, or royalties based on sales of our platform. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. We may also need to acquire or negotiate licenses to patents or patent applications before or after introducing a new service. The acquisition and licensing of third-party patent rights is a competitive area, and other companies may also be pursuing strategies to acquire or license third-party patent rights that we may consider attractive. We may not be able to acquire or obtain necessary licenses to patents or patent applications. Even if we are able to obtain a license to patent rights of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us.

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

•	we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
•	we cannot ensure that we will be able to further commercialize our technology on a substantial scale, if approved, before the relevant patents that we own or license expire;
•	we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our technology;
•	we may not develop additional proprietary technologies that are patentable;
•	the patents or intellectual property rights of others may harm our business; and
•	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

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

Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, some courts both within and outside the United States and Canada may be less willing, or unwilling, to protect trade secrets.

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third-party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third-party, it could harm our business, financial condition, results of operations and prospects.

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

The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies or platform. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third-party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered AbCellera in the United States and Canada as well as certain of our trademarks outside of the United States and Canada. If we apply to register these trademarks in other countries, and/or other trademarks in the United States, Canada and other countries, our applications may not be allowed for registration in a timely fashion or at all; and further, our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations and prospects. And, over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially adversely impacted.

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

Third parties may assert that we are employing their proprietary technology without authorization. We are also aware of issued U.S. patents and patent applications with subject matter related to our platform, systems, workflows and processes, and there may be other related third-party patents or patent applications of which we are not aware.

It is possible that we are or may become aware of patents or pending patent applications that we think do not relate to our technology or that we believe are invalid or unenforceable, but that may nevertheless be interpreted to encompass our technology and to be valid and enforceable. Thus, we do not know with certainty that our technology, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third-party’s intellectual property.

In addition, we may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems, and we are currently engaged in litigation with one such third-party, Berkeley Lights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future programs or technologies may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our platform, or the systems, workflows, consumables and reagent kits that comprise our platform, infringes these patents. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platforms, including our systems, workflows, consumables and reagent kits. Under the applicable law of certain jurisdictions, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our technologies. We may incorrectly determine that our technologies are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our technologies.

There can be no assurance that we will prevail in any suit initiated against us by third parties, successfully settle or otherwise resolve patent infringement claims. A court of competent jurisdiction could hold that third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability and the ability of our licensor to commercialize any technology we may develop and any other technologies covered by the asserted third-party patents. Third parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell data packages, and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors and other third parties gaining access to the same intellectual property. In addition, we could encounter delays and incur significant costs in service introductions while we attempt to develop alternative processes, technologies or services, or redesign our technologies or services, to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our data packages could materially affect our business and our ability to gain market acceptance for our technologies. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.

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

In July 2020, we filed a complaint against Berkeley Lights, in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and

10,704,018, by making, using, offering for sale, selling and/or importing Berkeley Lights’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Berkley Lights filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Berkeley to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court.  The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. These lawsuits remain pending.

In August 2020, Berkeley Lights filed a complaint in the Northern District of California against us and our wholly-owned subsidiary Lineage Inc. The complaint includes two counts of unfair competition and one count of non-infringement of a U.S. patent: Patent No. 10,058,839 (the “’839 patent”). Berkeley Lights is seeking, among other things, damages and a declaratory judgment of non-infringement of the ’839 patent. We filed a motion to dismiss the action for lack of jurisdiction and failure to state a claim upon which relief can be granted pursuant to Federal Rules of Civil Procedure 12(b) 1, 2, and 6. In January 2021, the Court determined that there was no jurisdiction over AbCellera or Lineage and dismissed the unfair competition claims but ordered jurisdictional discovery on a limited basis with respect to AbCellera only regarding Berkley Lights’ request for declaratory judgment on the ‘839 patent. In July 2021, Berkeley voluntarily dismissed this lawsuit.

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

Some of our intellectual property rights may have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our technology pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. To date, only our work in helping develop bamlanivimab may be subject to government funding or “march-in” rights. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence and adversely impact our stock price. As described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weakness in internal controls related to an overstatement of lease liability upon adoption of ASU 2016-02, as well as certain other adjustments. We are remediating the material weakness. If the additional controls and processes that we have implemented are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weakness or the discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

Our executive officers, directors, and 5% shareholders beneficially currently own approximately 46% of our common shares based on publicly known information. Therefore, these shareholders have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.

Sales of a substantial number of our common shares in the public market could occur at any time. If our shareholders sell, or the market perceived that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly.

We have filed registration statements on Form S-8 to register our common shares that are issuable pursuant to our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options.

Additionally, as of June 30, 2021, certain holders of our common shares have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

In late 2019, a novel strain of coronavirus, SARS-CoV-2, which resulted in the evolving COVID-19 pandemic, surfaced in Wuhan, China. Since then, COVID-19 has spread across the globe and to multiple regions within the United States and Canada, including British Columbia, where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed shelter-in-place orders, quarantines, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Canada, across the United States and in other countries. In response to the spread of COVID-19, and in accordance with guidance from provincial and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely in compliance with the local government issued guidance. In the event that government authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our laboratory and manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the three and six months ended June 30, 2021.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Articles of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021).
4.1

Amended and Restated Investors Rights Agreement among the Registrant and certain of its shareholders, dated March 23, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on November 20, 2020).

4.2	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

AbCellera Biologics Inc.

Date: August 13, 2021	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer
(Principal Financial Officer)