Form 10-Q
period 2021-09-30
AbCellera Biologics Inc.
filed 2021-11-10
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had  281,581,275 common shares, no par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AbCellera Biologics Inc.

Condensed Consolidated Balance Sheets

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	December 31, 2020	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$594,116	$517,694
Marketable securities	-	235,785
Total cash, cash equivalents, and marketable securities	594,116	753,479
Accounts and accrued receivable	213,239	43,633
Other current assets	5,970	6,635
Total current assets	813,325	803,747
Long term assets:
Property and equipment, net	17,923	91,584
Intangible assets	115,153	148,821
Goodwill	31,500	49,457
Investments in and loans to equity accounted investees	19,247	47,507
Other long-term assets	8,388	31,616
Total long-term assets	192,211	368,985
Total assets	$1,005,536	$1,172,732
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$20,195	$24,072
Current portion of contingent consideration payable	13,411	12,122
Income taxes payable	36,152	6,590
Accrued royalties payable	27,143	595
Deferred revenue	6,589	6,170
Total current liabilities	103,490	49,549
Long-term liabilities:
Operating lease liability	3,715	27,264
Deferred revenue and grant funding	25,894	59,682
Contingent consideration payable	9,148	44,948
Deferred tax liability	26,161	36,197
Other long-term liabilities	6,620	1,695
Total long-term liabilities	71,538	169,786
Total liabilities	175,028	219,335
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2020 and September 30, 2021: 269,497,768 and 281,151,877 shares issued and outstanding at December 31, 2020 and September 30, 2021 respectively	710,387	718,088
Additional paid-in capital	5,919	26,945
Accumulated other comprehensive income	-	644
Accumulated earnings	114,202	207,720
Total shareholders' equity	830,508	953,397
Total liabilities and shareholders' equity	$1,005,536	$1,172,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Revenue:
Research fees	$4,362	$5,128	$17,247	$14,330
Licensing revenue	-	190	-	20,692
Milestone payments	5,000	-	8,000	8,000
Royalty revenue	-	190	-	192,850
Total revenue	9,362	5,508	25,247	235,872
Operating expenses:
Royalty fees	-	-	-	23,622
Research and development(1)	7,495	17,450	20,757	44,853
Sales and marketing(1)	626	1,217	1,610	5,086
General and administrative(1)	2,968	11,271	6,116	28,958
Depreciation and amortization	41	3,666	1,508	10,493
Total operating expenses	11,130	33,604	29,991	113,012
Income (loss) from operations	(1,768)	(28,096)	(4,744)	122,860
Other (income) expense
Other (income) expense	2,262	1,256	3,556	595
Grants and incentives	(1,337)	(4,380)	(10,217)	(12,174)
Total other (income) expense	925	(3,124)	(6,661)	(11,579)
Net earnings (loss) before income tax	(2,693)	(24,972)	1,917	134,439
Income tax (recovery)	-	(3,592)	-	40,923
Net earnings (loss)	$(2,693)	$(21,380)	$1,917	$93,516
Foreign currency translation adjustment	-	(1,508)	-	644
Comprehensive income (loss)	$(2,693)	$(22,888)	$1,917	$94,160

Net earnings (loss) per share attributable to common shareholders
Basic	$(0.02)	$(0.08)	$0.01	$0.34
Diluted	$(0.02)	$(0.08)	$0.01	$0.29
Weighted-average common shares outstanding
Basic	153,049,739	278,933,760	152,413,300	273,642,542
Diluted	153,049,739	278,933,760	237,723,530	323,323,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Exclusive of depreciation and amortization

AbCellera Biologics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	Series A1 Preferred Shares		Series A2 Preferred Shares		Common Shares		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balances as of December 31, 2020	-	$-	-	$-	269,497,768	$710,387	$5,919	$114,202	$-	$830,508
Shares issued under stock option plan	-	-	-	-	1,428,162	752	(579)	-	-	173
Stock-based compensation expense	-	-	-	-	-	-	4,021	-	-	4,021
Reclassification of liability classified options	-	-	-	-	-	-	5,201	-	-	5,201
Net earnings	-	-	-	-	-	-	-	117,221	-	117,221
Balances as of March 31, 2021	-	$-	-	$-	270,925,930	$711,139	$14,562	$231,423	$-	$957,124
Shares issued under stock option plan	-	-	-	-	6,056,748	3,619	(1,840)	-	-	1,779
Share-based compensation expense	-	-	-	-	-	-	8,473	-	-	8,473
Reclassification of liability classified options	-	-	-	-	-	-	474	-	-	474
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2,152	2,152
Net loss	-	-	-	-	-	-	-	(2,323)	-	(2,323)
Balances as of June 30, 2021	-	$-	-	$-	276,982,678	$714,758	$21,669	$229,100	$2,152	$967,679
Shares issued under stock option plan	-	-	-	-	4,169,199	3,330	(2,431)	-	-	899
Share-based compensation expense	-	-	-	-	-	-	7,707	-	-	7,707
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1,508)	(1,508)
Net loss	-	-	-	-	-	-	-	(21,380)	-	(21,380)
Balances as of September 30, 2021	-	$-	-	$-	281,151,877	$718,088	$26,945	$207,720	$644	$953,397

	Series A1 Preferred Shares		Series A2 Preferred Shares		Common Shares		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
Balances as of December 31, 2019	2,105,264	$7,546	-	$-	151,681,382	$5,122	$2,300	$(4,716)	$-	$10,252
Issuance of Series A2 preferred shares	-	-	6,017,784	74,662	-	-	-	-	-	74,662
Shares issued under stock option plan	-	-	-	-	535,000	235	(111)	-	-	124
Share-based compensation expense	-	-	-	-	-	-	744	-	-	744
Net loss	-	-	-	-	-	-	-	(2,093)	-	(2,093)
Balances as of March 31, 2020	2,105,264	$7,546	6,017,784	$74,662	152,216,382	$5,357	$2,933	$(6,809)	$-	$83,689
Shares issued under stock option plan	-	-	-	20	300,038	16	-	-	-	36
Share-based compensation expense	-	-	-	-	-	-	464	-	-	464
Net loss	-	-	-	-	-	-	-	6,703	-	6,703
Balances as of June 30, 2020	2,105,264	$7,546	6,017,784	$74,682	152,516,420	$5,373	$3,397	$(106)	$-	$90,892
Shares issued under stock option plan	-	-	-	-	1,574,844	1,001	-	-	-	1,001
Share-based compensation expense	-	-	-	-	-	-	56	-	-	56
Net loss	-	-	-	-	-	-	-	(2,693)	-	(2,693)
Balances as of September 30, 2020	2,105,264	$7,546	6,017,784	$74,682	154,091,264	$6,374	$3,453	$(2,799)	$-	$89,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2020	2021
Cash flows from operating activities:
Net income	$1,917	$93,516
Cash flows from operating activities:
Depreciation of property and equipment	1,507	3,060
Amortization of intangible assets	821	7,432
Amortization of operating lease right-of-use assets	335	1,895
Stock-based compensation	3,775	21,608
Deferred tax expense	-	(3,267)
Other	440	888
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(16,992)	(34,329)
Accrued royalties receivable	-	194,327
Income taxes payable	-	(29,563)
Accounts payable and accrued liabilities	2,890	(313)
Deferred revenue	22,431	9,051
Accrued royalties payable	-	(26,548)
Operating lease liabilities	594	(327)
Deferred grant income	4,592	27,324
Other assets	(898)	(3,458)
Net cash provided by operating activities	21,412	261,296
Cash flows from investing activities:
Purchases of property and equipment	(8,171)	(49,022)
Purchase of intangible assets	(5,000)	-
Repayment of loan to related parties	1,573	-
Purchase of marketable securities	-	(245,314)
Proceeds from marketable securities	-	9,527
Receipt of grant funding	-	9,807
Acquisitions	-	(11,457)
Long-term investments and deposits	-	(17,534)
Investment in and loans to equity accounted investees	-	(27,105)
Net cash used in investing activities	(11,598)	(331,098)
Cash flows from financing activities:
Repayment of long-term debt	(16,971)	(1,823)
Payment of contingent consideration	-	(2,550)
Proceeds from long-term debt	15,516	872
Payment of liability for in-licensing agreement	-	(5,000)
Short-term borrowings	(387)	-
Issuance of common shares pursuant to exercise of stock options	893	2,781
Proceeds from issuance of preferred shares - series A2 financing	74,663	-
Net cash provided by (used in) financing activities	73,714	(5,720)
Effect of exchange rate changes on cash and cash equivalents	-	(900)
Increase (decrease) in cash and cash equivalents	83,528	(76,422)
Cash and cash equivalents, beginning of period	7,553	594,116
Cash and cash equivalents, end of period	$91,081	$517,694
Supplemental disclosure of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligation	567	26,976
Purchase of intangible assets in exchange for in-licensing agreement payable	9,060	-

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

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2020, except for the new accounting guidance adopted during the period (Note 8, Note 11, Note 12, and Note 13).

All amounts expressed in the consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars.

3. Significant accounting policies

Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, recoverability of investment tax credits receivable, the fair value of intangible assets on a business combination, contingent consideration payable, stock-based compensation awards, and marketable securities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.

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

4. Net Earnings (Loss) per share

Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Basic earnings (loss) per share
Net earnings (loss)	$(2,693)	$(21,380)	$1,917	$93,516
Less: earnings allocated to Preferred Shareholders	-	-	(561)	-
Net earnings (loss) attributable to common shareholders - basic	$(2,693)	$(21,380)	$1,356	$93,516
Weighted-average common shares outstanding - basic	153,049,739	278,933,760	152,413,300	273,642,542
Net earnings (loss) per share attributable to common shareholders - basic	$(0.02)	$(0.08)	$0.01	$0.34
Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$(2,693)	$(21,380)	$1,917	$93,516
Weighted-average common shares outstanding - basic	153,049,739	278,933,760	152,413,300	273,642,542
Stock options and RSUs	-	-	22,308,800	49,680,511
Convertible Preferred Shares	-	-	63,001,430	-
Weighted-average common shares outstanding - diluted	153,049,739	278,933,760	237,723,530	323,323,053
Net earnings (loss) per share attributable to common shareholders - diluted	$(0.02)	$(0.08)	$0.01	$0.29

The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2020 and 2021, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended September 30, 2020 and 2021 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same for each respective period.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net earnings (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Options to purchase common shares and RSUs	40,620,500	44,848,480	-	-
Convertible preferred shares	81,230,480	-	-	-
Total potential common shares excluded	121,850,980	44,848,480	-	-

5. Other current assets

Other current assets consisted of the following:

	December 31, 2020	September 30, 2021
	(in thousands)
Prepaid and other expenses	$4,562	$5,303
Materials and supplies	1,408	1,332
Total other current assets	$5,970	$6,635

6. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31, 2020	September 30, 2021
	(in thousands)
Computers	$6,324	$7,334
Land	-	33,044
Laboratory equipment	9,423	16,844
Furniture and fixtures	119	196
Leasehold improvements	3,708	13,654
Operating lease right-of-use assets	3,935	29,017
Property and equipment	23,509	100,089
Less accumulated depreciation	(5,586)	(8,505)
Property and equipment, net	$17,923	$91,584

Depreciation expense on property and equipment for the three and nine months ended September 30, 2020 was nil and $1.5 million, respectively, and $1.2 million and $3.1 million, for the three and nine months ended September 30, 2021, respectively.

7. Intangible assets:

Intangible assets consisted of the following:

	September 30, 2021
	Gross carrying amount	Accumulated amortization	Net book value
	(in thousands)
License	$35,873	$8,033	$27,840
Technology	50,300	1,919	48,381
IPR&D	72,600	-	72,600
	$158,773	$9,952	$148,821

At September 30, 2021, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Amortization Expense
(in thousands)
2021	$10,305
2022	10,305
2023	7,087
2024	3,921
2025	3,921
$35,539

8. Investments in and loans to equity accounted investees

The Company has entered into two joint ventures as part of the construction of future office and laboratory headquarters. During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). At September 30, 2021, the equity investment balance of $19.8 million represents the contributions made since inception. In March, 2021, the Company entered into the Beedie joint venture (Beedie JV). To date the equity investment balance of $12.6 million represents contributions made since inception into the Beedie JV. To date, the Company has recorded immaterial amounts of proportionate income or loss with respect to either venture.

In March, 2021, the Company made a commitment of up to CAD$82.7 million ($61.5 million) to the Dayhu JV to fund the construction at a rate referenced to an applicable Canadian bank prime rate plus 0.6%, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and future assets of the joint venture. At September 30, 2021, the outstanding related party loan balance was $15.1 million to the joint venture.

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

9. Accounts payable and other liabilities

Accounts payable and other liabilities consisted of the following:

	December 31, 2020	September 30, 2021
	(in thousands)
Accounts payable and accrued liabilities	$7,130	$8,908
Liability for in-licensing agreement	5,000	4,800
Operating lease liability	675	2,800
Liability classified options	4,270	-
Payroll liabilities	1,988	3,617
Current portion of deferred grant funding	942	3,947
Current portion of long-term debt	190	-
Total accounts payable and other liabilities	$20,195	$24,072

10. Shareholders’ equity

Sixth Amended and Restated Stock Option Plan:

The Company maintains the AbCellera Biologics Inc. Sixth Amended and Restated Stock Option Plan and our Pre-IPO Plan. Any awards granted under the Pre-IPO Plan will remain subject to the terms of our Pre-IPO Plan and applicable award agreements.

During the nine months ended September 30, 2021, all employee option holders whose awards were liability-classified elected to convert the currency of their option exercise price from Canadian dollars to U.S. dollars for administrative convenience. As a result of the modification, $5.7 million was reclassified from liability to equity.

2020 Share Option and Incentive Plan:

Our 2020 Share Option and Incentive Plan, or 2020 Plan, was approved by our board of directors on November 18, 2020 and approved by our shareholders on December 1, 2020.

As of September 30, 2021, the number of shares available for issuance under the 2020 Plan was 17,982,221, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

2020 Employee Share Purchase Plan:

In December 2020, the Company’s Board of Directors approved the 2020 Employee Share Purchase Plan, or the 2020 ESPP. A total of 2,700,000 shares of common stock was initially reserved for issuance under the ESPP. At September 30, 2021 the Company had not yet commenced the ESPP.

The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	53,204,810	$0.71
Granted	-	-
Exercised	(11,654,109)	0.25
Forfeited	(210,667)	0.40
Outstanding as of September 30, 2021	41,340,034	0.85
Options exercisable as of September 30, 2021	17,962,666	$0.34

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	1,260,840	$20.00
Granted	1,455,578	26.57
Exercised	-	-
Forfeited	(23,716)	23.29
Outstanding as of September 30, 2021	2,692,702	$23.52
Options exercisable as of September 30, 2021	-	-

As part of the 2020 Plan, restricted share units (RSUs) were available to be granted and are subject to annual vesting. The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2020	-	$-
Granted	818,044	26.27
Exercised	-	-
Forfeited	(2,300)	41.47
Outstanding as of September 30, 2021	815,744	$26.23

Stock-based compensation:

Stock-based compensation expense was classified in the consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Research and development	$1,718	$4,245	$2,817	$11,123
General and administrative	188	3,115	882	9,022
Sales and marketing	27	347	77	1,463
	$1,933	$7,707	$3,776	$21,608

At December 31, 2020, there were 1,012,000 liability classified options outstanding, of which $4.3 million was included in other liabilities. At September 30, 2021, there were no outstanding liability classified options.

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

Deferred revenue outstanding in each respective period is as follows:

(in thousands)	December 31, 2019	September 30, 2020	December 31, 2020	September 30, 2021
Deferred revenue	$(5,544)	$(26,942)	$(26,230)	$(35,350)

During the three and nine months ended September 30, 2020, the Company recognized $4.0 million and $2.8 million, respectively, and $1.5 million and $2.3 million during the three and nine months ended September 30, 2021, respectively, of revenue that had been included in deferred revenue in the previous year.

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

The agreement resulted in an initial upfront payment of $26.7 million, of which $21.9 million was included in deferred revenue at December 31, 2020. In the nine months ended September 30, 2021, the Company received an additional $1.1 million in payments, for total payments received in respect of this agreement of $27.8 million to date. The Company recognized $0.3 million and $2.9 million of revenue in the three and nine months ended September 30, 2021, respectively. The Company expects to recognize approximately $4.6 million in revenue in the next 12 months related to these payments under the agreement.

Of the remaining deferred revenue balance of $15.2 million, which is related to various other agreements, approximately $1.6 million is expected to be recognized in revenue in the next 12 months.

License revenue

For the licenses to our intellectual property the Company recognizes revenue from non-refundable, up-front fees when the license is transferred to the customer and the customer is able to use and benefit from the license. For the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $20.7 million, respectively, from license revenue relating to license of the Trianni platform.

12. Financial instruments

Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, loans to related parties, accounts payable, accrued liabilities, royalties payable, operating lease obligations, long-term debt, and contingent consideration payable. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the immediate and short-term maturity of these financial instruments. The fair value of loans to related party approximate the carrying value as the interest rates approximate the rates applicable for non-related party loans.

Long-term Debt

At December 31, 2020 and September 30, 2021, the carrying value of long-term debt was $2.2 million and $1.7 million, respectively, and the amounts have been included in other long-term liabilities on the balance sheet. The estimated fair value amounts of long-term debt of $2.3 million and $2.1 million at December 31, 2020 and September 30, 2021, respectively, are classified as Level 2 and have been determined by discounting future principal and interest amounts at estimated interest rates expected to be available to the Company at period end.

Contingent Consideration

Contingent consideration related to business acquisitions is recorded at fair value on the acquisition date and adjusted on a recurring basis for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and are therefore categorized as Level 3 inputs. Further information related to TetraGenetics contingent consideration is disclosed in Note 14.

The following table presents the changes in fair value of the liability for contingent consideration:

Nine months ended September 30, 2021(in thousands)	Liability at beginning of the period	Additions	Increase (decrease) in fair value of liability for contingent consideration	Repayment of contingent consideration	Liability at end of the period
Trianni	$22,559	$-	$1,961	$(2,550)	$21,970
TetraGenetics	$-	$35,100	$-	$-	$35,100

Marketable Securities

In the third quarter, the Company purchased high credit quality marketable securities as part of the Company’s cash management strategy, as these securities are viewed as being available to support the Company’s current operations.

The Company determines the appropriate classification of our investments in marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date. The Company has classified and accounted for these marketable securities as held-for-trading and they are reported at fair value with unrealized gains and losses reported as other (income) expense on the consolidated statement of income (loss) and comprehensive income (loss). Marketable securities consist of U.S. government agencies, certificates of deposit, commercial paper, non-U.S. government agencies, and asset-backed securities. Level 2 marketable securities in the fair value hierarchy were based on quoted market prices to the extent available or alternative pricing sources and models utilizing market observable inputs to determine fair value.   There were no transfers between Level 1, Level 2 and Level 3 during the period.

The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at September 30, 2021:
	Level 1	Level 2	Level 3	Total
Marketable securities
US Government Agencies	$8,143	$-	$-	$8,143
Certificate of Deposit	-	8,703	-	8,703
Commercial Paper	-	5,490	-	5,490
Corporate bonds	-	163,170	-	163,170
Non-U.S. Government Agencies	-	25,583	-	25,583
Asset backed securities	-	24,696	-	24,696
	$8,143	$227,642	$-	$235,785

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

Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three and nine months ended September 30, 2021, the Company has expensed approximately nil and $23.6 million, respectively, related to such obligations, of which $0.6 million is included in current liabilities.

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

As of September 30, 2021, the Company incurred immaterial amounts of research and development expenses and has not yet received any payments from our collaboration partners within the scope of ASC 808.

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

In February 2021, the Company entered into a lease for office and laboratory space in Sydney, Australia representing undiscounted future lease payments of $0.3 million for the current year, approximately $1.1 million for each of the next four years and $6.4 million thereafter. On commencement in February 2021, the Company recognized a lease liability of $10.5 million, with a corresponding right of use asset, utilizing a ten year term and 3.0% discount rate.

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

14. Acquisitions

On September 10, 2021, the Company completed a business combination with TetraGenetics, Inc. (“TetraGenetics”), a biotechnology company with a proprietary platform for generating recombinant human ion channels and other transmembrane proteins. The Company acquired 100% of the issued and outstanding shares of TetraGenetics in exchange for: upfront cash consideration of $12.5 million adjusted for certain closing amounts; potential milestone payments up to $37.5 million based on the achievement of technical milestones, and additional development and commercial milestone payments related to successfully developed therapeutics. The Company deposited an additional $12.5 million in escrow included as part of other assets subject to release to the former shareholders of TetraGenetics upon the achievement of certain technical milestones. The estimated fair value of the potential milestone payouts have been included in the preliminary purchase price consideration.

The acquisition date fair value of the preliminary purchase price consideration consisted of the following:

	Estimated Fair Value
Closing consideration	$12,926	(i)
Contingent consideration	35,100	(ii)
	$48,026
(i)	Pursuant to the merger agreement, the initial cash consideration adjusted for certain preliminary closing adjustments.
(ii)

Represents the estimated fair value of the contingent consideration related to potentially successful milestone events. The estimated fair value was categorized within Level 3 of the fair value hierarchy and determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions inherent in estimating the fair value include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success and discounted at an 8.0% discount rate to estimate the present value of the risk adjusted future cash flows.

In accordance with the acquisition method of accounting, the purchase price of TetraGenetics has been allocated to the acquired assets and assumed liabilities based on their estimated acquisition date fair values. The fair value estimates were based on income, estimates and other analyses. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired and liabilities assumed has been recorded as goodwill, which is not deductible for income tax purposes. The goodwill balance represents the assembled workforce acquired, the combined company’s expectations of the strategic opportunities available as a result of the merger, and other synergies that will be derived from the merger.

As of September 30, 2021, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation is preliminary. The remaining items include the finalization of working capital adjustments, fair value of intangible assets and consideration exchanged, deferred income taxes, and resulting impacts to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date. Total transaction costs expensed in the statement of income (loss) and comprehensive income (loss) were immaterial.

The following table summarizes the preliminary purchase price allocation for the TetraGenetics transaction as of September 10, 2021:

Fair value of assets and liabilities acquired	Purchase Price Allocation
Other assets, including cash of $955	2,084
Intangibles	41,100	(ii)
Goodwill	17,957	(i)
Other liabilities	1,886
Deferred tax liability	11,229
Estimated fair value of net identifiable assets acquired and liabilities assumed	$48,026

(i)	Goodwill represents the excess of the estimated purchase price over the estimated fair value of TetraGenetics’s identifiable assets acquired and liabilities assumed.
(ii)	The estimated fair value and useful lives of the intangible assets acquired is as follows:

	Estimated fair value (a)	Estimated useful lives in years(b)
Technology	$8,900	20
IPR&D	32,200	(c)
	$41,100

a)

The estimated fair values were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on the present value of the future estimated after-tax cash flows attributable to each intangible asset. The significant assumptions inherent in estimating the fair values, from the perspective of a market participant, include the amount and timing of projected future after-tax cash flows including revenue, operating costs, milestone and regulatory success, obsolescence, and profitability. The discount rate selected to present value the future after-tax cash flows attributable to the Technology is a 20.1% fully risked discount rate. A de-risked discount rate of 8.0% was used to present value the probability of success risk adjusted after-tax cash flows attributable to the IPR&D.

b)

The estimate of the useful life was based on an analysis of the expected use of the asset by the Company, any legal, regulatory or contractual provisions that may limit the useful life, the effects of obsolescence, competition and other relevant economic factors, and consideration of the expected cash flows used to measure the fair value of the intangible asset.

c)	IPR&D assets are indefinite life intangible assets at the time of acquisition and will be amortized upon completion of IPR&D activities.

The Company has not provided post acquisition and pro forma information relating to the pre-acquisition period as it is not material.

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
•

our partners ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties to the Company, in the expected timelines or at all;

•	our ability to provide our partners with a full solution from target to IND submission;
•	our partners ability to further develop a molecule discovered by AbCellera into a viable commercial product, on a timely basis or at all;
•	our expectations regarding the completion of our GMP facility and our manufacturing capabilities;
•

our ability to establish and maintain intellectual property protection for our technologies and workflows, including with      respect to our intellectual property litigation with Berkeley Lights, or avoid or defend against claims of infringement;

•	our ability to attract, hire and retain key personnel and to manage our future growth effectively;
•	our ability to obtain additional financing in future offerings;
•	the volatility of the trading price of our common shares;
•	our ability to attract and retain key scientific and engineering personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	business disruptions affecting our operations and the development of our platform due to the global COVID-19 pandemic;
•	our ability to remediate our material weaknesses;
•	our expectations regarding our PFIC status for our taxable year ended December 31, 2020 or any future taxable year;
•	our expectations regarding our recent business acquisitions and our ability to realize the intended benefits of such transactions;
•	our expectations regarding the use of proceeds from our initial public offering;
•	the ability of our partners to deliver royalty bearing products to the market;
•	our expectations about market trends; and
•	our ability to predict and manage government regulation.

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

Our full-stack, artificial intelligence-, or AI-, powered drug discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. Rather than advancing our own clinical pipeline of drug candidates, we forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development. As of September 30, 2021, we had 155 discovery programs that are either completed, in progress or under contract with 35 partners. As a recent example, in a collaboration with Eli Lilly and Company, we applied our technology stack to co-develop bamlanivimab and bebtelovimab, two therapeutic antibodies to treat and prevent COVID-19. Bamlanivimab, which was discovered in March 2020, was the first antibody therapy for COVID-19 to reach the clinic and the first to receive Emergency Use Authorization (EUA) by the U.S. FDA. Since receiving EUA in November 2020, bamlanivimab has been used alone and together with other antibodies to treat over 500,000 high-risk patients with mild to moderate COVID-19. It is estimated that bamlanivimab alone and together with other antibodies has prevented tens of thousands of hospitalizations and saved more than 11,000 lives. Our second COVID-19 antibody therapy from our partnership with Eli Lilly, bebtelovimab, was developed to address the emergence of variants in January 2021. Preclinical data demonstrate that bebtelovimab is effective against all known variants of concern and interest, and Eli Lilly has advanced it into Phase 2 clinical testing. Eli Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had one AbCellera discovery program and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive marketing approval.

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

We generated revenue of $9.4 million and $25.2 million and $5.5 million and $235.9 million for the three and nine months ended September 30, 2020 and 2021, respectively. We have also grown the number of programs that we have under contract with our partners, as illustrated by the following charts.

We incurred sales and marketing expenses of $0.6 million and $1.6 million and $1.2 million and $5.1 million for the three and nine months ended September 30, 2020 and 2021, respectively. We are increasing investment into our business development team and into marketing our solutions to new and existing partners.

We focus a substantial portion of our resources on research and development efforts towards deepening our technology and expertise along our technology stack, and we expect to continue to make significant investments in this area for the foreseeable future. We incurred research and development expenses of $7.5 million and $20.8 million and $17.5 million and $44.9 million for the three and nine months ended September 30, 2020 and 2021, respectively. We incurred general and administrative expenses of $3.0 million and $6.1 million and $11.3 million and $29.0 million for the three and nine months ended September 30, 2020 and 2021, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

To date, we have financed our operations primarily from revenue from our drug discovery partnerships in the form of royalties and research fees; from government funding from grants, external borrowings; and from the issuance and sale of convertible preferred shares and notes, and common shares.

Our net loss for the three months ended September 30, 2020 was $2.7 million and our net earnings for the nine months ended September 30, 2020 was $1.9 million. Our net loss for the three months ended September 30, 2021 was $21.4 million and our net earnings for the nine months ended September 30, 2021 were $93.5 million. As of September 30, 2021, we had accumulated earnings of $207.7 million and we had cash, cash equivalents and marketable securities totaling $753.5 million.

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

In April 2021, AbCellera announced it entered into a joint venture (Beedie JV) whereby we will invest in equal shares of a Vancouver building development to be leased exclusively by AbCellera for additional office and lab facilities for our future office headquarters.

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

In May 2021, AbCellera announced that a second antibody from its collaboration with Eli Lilly, bebtelovimab (LY-CoV1404), entered clinical trials in patients with mild-to-moderate COVID-19. Preclinical data demonstrate that bebtelovimab is a highly potent antibody against COVID-19 and retains neutralization activity against all known variants of concern and interest. Eli Lilly has expanded its ongoing BLAZE-4 trials to evaluate bebtelovimab alone and together with other monoclonal antibodies and is currently in Phase 2.

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

In July 2021, we announced the appointment of Neil Berkley as Chief Business Officer. As CBO, Mr. Berkley’s role will include leading the strategy and continued growth of AbCellera’s partnership business, which currently includes a diverse portfolio of more than 130 programs with drug developers of all sizes.

In August 2021, we announced partnerships with Tachyon and EQRx. AbCellera has the option to invest in programs at various stages of preclinical development, clinical development, and commercialization in exchange for an increased share of product sales.

In September 2021, we acquired TetraGenetics, Inc. (TetraGenetics), a biotechnology company with a proprietary platform for generating recombinant human ion channels and other transmembrane proteins, in an all-cash transaction that includes an upfront payment, the potential for payments based on the achievement of technical milestones, and additional development and commercial milestone payments related to successfully developed therapeutics.

In September 2021, we entered a multi-year, multi-target research collaboration and license agreement with Moderna Inc. (Moderna) to leverage AbCellera’s AI-powered technology to search and analyze natural immune responses to identify therapeutic antibodies against up to six targets selected by Moderna. Under the terms of the agreement, Moderna will have the rights to develop and commercialize antibodies resulting from the collaboration. AbCellera will receive research payments and is eligible to receive from Moderna downstream clinical and commercial milestone payments and royalties on net sales of products.

In September 2021, the Office of the Assistant Secretary for Preparedness and Response (ASPR), alongside the U.S. FDA, resumed the shipment and distribution of bamlanivimab and etesevimab administered together. The U.S. FDA also expanded the Emergency Use Authorization for bamlanivimab and etesesivmab administered together to include post-exposure prophylaxis (PEP) to prevent SARS-CoV-2 infection or symptomatic COVID-19. The neutralizing antibodies, which were authorized together by the FDA in February 2021 to treat early COVID-19 infection, can now also be used together to treat high-risk individuals 12 years of age and older who have not been fully vaccinated against COVID-19 or are not expected to mount an adequate immune response to complete vaccination, and have been exposed to someone infected with SARS-CoV-2 or who are at high risk of exposure in an institutional setting, including a nursing home or prison.

In September 2021, we announced that the European Commission (EC) and Eli Lilly entered into a Joint Procurement Agreement to supply up to 220,000 doses of bamlanivimab together with etesevimab to treat confirmed COVID-19 in patients aged 12 years and older that do not require supplemental oxygen for COVID-19 and who are at increased risk of progressing to severe COVID-19. The agreement helps to provide access to treatments by enabling participating countries in the European Union (EU) and European Economic Area (EEA) to purchase the products directly from Lilly following national approval for emergency use or marketing authorization at the EU level.

In September 2021, we entered into a multi-year collaboration and license agreement with Everest Medicines Limited (Everest) to discover therapeutic antibodies for up to ten targets selected by Everest. The partnership will help to expand Everest’s portfolio of novel medicines across multiple indications, with the initial programs focusing on targets in oncology. Under the terms of the agreement, Everest will have the rights to develop and commercialize antibodies resulting from the collaboration. AbCellera will receive research payments and is eligible to receive from Everest downstream clinical and commercial milestone payments and royalties on net sales of products.

On October 8, 2021 the Office of the Assistant Secretary for Preparedness and Response paused distribution of bamlanivimab and etesevimab together to Hawaii because the Centers for Disease Control and Prevention identified that the Delta plus variant (B.1.617.2 sublineage AY.1) was circulating with a frequency exceeding 5% in Hawaii. Shipments and distribution of bamlanivimab and etesevimab administered together to Hawaii resumed 13 days later on October 21, 2021.

On November 2, 2021 we announced an additional purchase by the U.S. government from Eli Lilly and Company (Lilly) for bamlanivimab with etesevimab for administration together. This neutralizing antibody therapy is authorized for emergency use for the treatment of mild to moderate COVID-19 or for post-exposure prophylaxis of COVID-19 in certain individuals. As part of the agreement, Lilly reported they will supply 614,000 doses of bamlanivimab with etesevimab no later than January 31, 2022, of which a minimum of 400,000 doses will be supplied no later than December 31, 2021.

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

•

Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of September 30, 2021, we had 155 discovery programs that are either completed, in progress or under contract with 35 partners. We are building our business development team across the major biotechnology geographic hubs in order to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our platform. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our technological differentiation.

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

Metric	September 30, 2020	September 30, 2021	Change %
Number of discovery partners	26	35	35%
Programs under contract, cumulative	94	155	65%
Program starts, cumulative	51	69	35%
Molecules in the clinic	1	5	400%

The table below outlines the details of molecules in the clinic as at September 30, 2021:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed (EUA)*	Eli Lilly and Company	COVID-19	Discovery partnership
Bebtelovimab (LY-CoV1404)	Phase 2	Eli Lilly and Company	COVID-19	Discovery partnership
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015	IND approved	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	Discovery partnership

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

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to September 30, 2021:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Everest Medicines	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon	Single target	Oncology	August 3, 2021
Undisclosed biotech	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotech	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico	Up to 5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics	9 targets, multi-year	Oncology	January 14, 2021
Invetx	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals	Multi-target, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences	Single target	Infectious disease	June 13, 2019
Denali Therapeutics	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharma	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries	Single target	Membrane protein	June 13, 2017
Pfizer	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotech	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries	Undisclosed	Undisclosed	February 2, 2016

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

Other (Income) Expense. Other (income) expense consists of interest income and fair value changes on our cash, cash equivalents and marketable securities, interest expense related to borrowings under any credit agreements, and foreign exchange (gain) loss due to fluctuation in exchange rates between the Canadian dollar and the U.S. dollar.

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

Results of operations

Comparison of the three and nine months ended September 30, 2020 and 2021

The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2020 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Revenue:
Research fees	$4,362	$5,128	$17,247	$14,330
Licensing revenue	-	190	-	20,692
Milestone payments	5,000	-	8,000	8,000
Royalty revenue	-	190	-	192,850
Total revenue	9,362	5,508	25,247	235,872
Operating expenses:
Royalty fees	-	-	-	23,622
Research and development(1)	7,495	17,450	20,757	44,853
Sales and marketing(1)	626	1,217	1,610	5,086
General and administrative(1)	2,968	11,271	6,116	28,958
Depreciation and amortization	41	3,666	1,508	10,493
Total operating expenses	11,130	33,604	29,991	113,012
Income (loss) from operations	(1,768)	(28,096)	(4,744)	122,860
Other (income) expense:
Other (income) expense	2,262	1,256	3,556	595
Grants and incentives	(1,337)	(4,380)	(10,217)	(12,174)
Total other income	925	(3,124)	(6,661)	(11,579)
Net earnings (loss) before income tax	(2,693)	(24,972)	1,917	134,439
Income tax (recovery)	-	(3,592)	-	40,923
Net earnings (loss)	$(2,693)	$(21,380)	$1,917	$93,516
Foreign currency translation adjustment	-	(1,508)	-	644
Comprehensive income (loss)	$(2,693)	$(22,888)	$1,917	$94,160
Net earnings (loss) per share attributable to common shareholders
Basic	$(0.02)	$(0.08)	$0.01	$0.34
Diluted	$(0.02)	$(0.08)	$0.01	$0.29
Weighted-average common shares outstanding
Basic	153,049,739	278,933,760	152,413,300	273,642,542
Diluted	153,049,739	278,933,760	237,723,530	323,323,053

(1)	Amounts are exclusive of depreciation and amortization. Amounts include stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Research and development	$1,718	$4,245	$2,817	$11,123
General and administrative	188	3,115	882	9,022
Sales and marketing	27	347	77	1,463
	$1,933	$7,707	$3,776	$21,608

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue
Research fees	$4,362	$5,128	$766	18%	$17,247	$14,330	$(2,917)	-17%
Licensing revenue	-	190	190	N/A	-	20,692	20,692	N/A
Milestone payments	5,000	-	(5,000)	-100%	8,000	8,000	-	0%
Royalty revenue	-	190	190	N/A	-	192,850	192,850	N/A
Total revenue	$9,362	$5,508	$(3,854)	-41%	$25,247	$235,872	$210,625	834%

Revenue decreased by $3.9 million from the three months ended September 30, 2020 to September 30, 2021. The decrease was driven by a reduction in milestone payments that had been received in the prior period. This was partially offset by an increase in research fees recognized in relation to partnership activities not associated with our COVID-19 antibody discovery program.

Revenue increased by $210.6 million for the nine months ended September 30, 2020 to September 30, 2021. Royalty revenue of $192.9 million is directly associated with the specified percentage of proceeds that Eli Lilly received from the sales of bamlanivimab. We earned $20.7 million in licensing revenue related to the recently acquired Trianni humanized rodent platform business. Despite a significant increase in cumulative Programs Under Contract and Program Starts compared to the same period in the previous year, revenues associated with research fees decreased by $2.9 million for the nine months ended September 30, 2021. The decrease was driven by a reduction in revenue from our COVID-19 antibody discovery program, offset by increases in research fees recognized in respect of other partnership activities.

Operating Expenses

Royalty Fees

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Royalty fees	$—	$—	$—	N/A	$—	$23,622	$23,622	N/A

Royalty fees for the three and nine months ended September 30, 2020 and 2021 were nil and $23.6 million, respectively. Royalty fees were attributable to the royalty revenues received by the Company from sales of bamlanivimab by Eli Lilly due to AbCellera’s collaborators in pandemic response.

Research and Development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$7,495	$17,450	$9,955	133%	$20,757	$44,853	$24,096	116%

Research and development expenses increased by $10.0 million, or 133%, from the three months ended September 30, 2020 to September 30, 2021, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $5.9 million is due to the increase in compensation expense consistent with the increase in headcount. The overall increase was partly offset by the decrease in expense of $1.1 million attributable to licensing fees reflected during the prior period. $4.9 million of the increase is attributed to an increase in facilities, research materials, supplies and services consistent with the overall increase in research and development activities.

Research and development expenses increased by $24.1 million, or 116%, from the nine months ended September 30, 2020 to September 30, 2021, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $18.9 million is due to the increase in compensation expense consistent with the increase in headcount. $10.6 million of the increase is attributed to an increase in facilities, research materials, supplies and services consistent with the overall increase in research and development activities. The overall increase was partly offset by the decrease in IPR&D expense of $5.3 million attributable to the purchase of the OrthoMab bispecific platform, and licensing fees incurred during the prior period.

Sales and Marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$626	$1,217	$591	94%	$1,610	$5,086	$3,476	216%

Sales and marketing expenses increased by $0.6 million, or 94%, from the three months ended September 30, 2020 to September 30, 2021 and reflect the ongoing investment to build AbCellera’s Business Development team. The increase is directly attributable to the increase in compensation expense consistent with increased headcount.

Sales and marketing expenses increased by $3.5 million, or 216%, from the nine months ended September 30, 2020 to September 30, 2021. $2.1 million of the increase is due to the increase in compensation expense consistent with increased headcount. $0.8 million of the increase is attributable to a donation made to Surrey Hospital to fund a study related to bamlanivimab in Canada. The remaining increase is attributable to increased recruiting and consulting fees.

General and Administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$2,968	$11,271	$8,303	280%	$6,116	$28,958	$22,842	373%

General and administrative expenses increased by $8.3 million, or 280%, from the three months ended September 30, 2020 to September 30, 2021. $3.0 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense as a publicly listed company. $1.7 million of the increase is related to increased compensation expense, excluding stock-based compensation, which was driven by increased headcount within the general and administrative function. $1.8 million is attributable to legal fees and other corporate matters relating to being a public company and protecting our intellectual property. $1.6 million of the increase in general and administrative expense is due to increased expenditures related to director and officer insurance and increased general office and facilities expenses to support the growth of the company.

General and administrative expenses increased by $22.8 million, or 373%, from the nine months ended September 30, 2020 to September 30, 2021. $8.2 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense as a publicly listed company. $3.4 million of the increase is related to increased compensation expense, excluding stock-based compensation, which was driven by increased headcount within the general and administrative function. $6.6 million is attributable to legal fees and other corporate matters relating to being a public company and protecting our intellectual property. $4.3 million of the increase in general and administrative expense is due to increased expenditures related to rent and facilities expense, director and officer insurance and increased general office and expenses to support the growth of the company.

Depreciation and Amortization

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Depreciation and amortization	$41	$3,666	$3,625	8841%	$1,508	$10,493	$8,985	596%

Depreciation and amortization expenses increased by $3.6 million, or 8841%, from the three months ended September 30, 2020 to September 30, 2021. Amortization expense increased by $2.5 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $1.1 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Depreciation and amortization expenses increased by $9.0 million, or 596%, from the nine months ended September 30, 2020 to September 30, 2021. Amortization expense increased by $7.4 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $1.6 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Other (Income) Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Other (income) expense	$2,262	$1,256	$(1,006)	-44%	$3,556	$595	$(2,961)	-83%

Other (income) expense decreased by $1.0 million, or 44%, for the three months ended September 30, 2020 to September 30, 2021. $4.4 million of the decrease in expense is attributable to combined cancellation fees and legal fees on early retirement of the OrbiMed credit agreement in July 2020. The remaining difference of $3.3 million relates to adjustments in foreign exchange, interest, and contingent consideration and other (income) expense.

Other (income) expense decreased by $3.0 million, or 83%, for the nine months ended September 30, 2020 to September 30, 2021. $3.6 million of the decrease in expense is attributable to combined cancellation fees and legal fees on early retirement of the OrbiMed credit agreement in July 2020. The remaining difference of $0.6 million relates to adjustments in foreign exchange, interest, and contingent consideration and other expense.

Grants and Incentives

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Grants and incentives	$(1,337)	$(4,380)	$(3,043)	228%	$(10,217)	$(12,174)	$(1,957)	19%

Grants and incentives increased by $3.0 million, or 228%, from the three months ended September 30, 2020 to September 30, 2021. This increase was primarily driven by an increase in activity relating to research and development expenditures that are eligible for the SIF project.

Grants and incentives increased by $2.0 million, or 19%, from the nine months ended September 30, 2020 to September 30, 2021. This decrease was primarily driven by an increase in activity relating to research and development expenditures that are eligible for the SIF project.

Income tax (recovery)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2021	Amount	%	2020	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Income taxes	$—	$(3,592)	$(3,592)	N/A	$—	$40,923	$40,923	N/A

Income taxes was a recovery of $3.6 million in the three months ended September 30, 2021, reflecting losses incurred in the period. For the nine months ended September 30, 2021, our provision for income taxes is $40.9 million relating to current net earnings and deferred income taxes due to timing of differences.

Liquidity and Capital Resources

As of September 30, 2021, we had $753.5 million of cash, cash equivalents and marketable securities, comprising $517.7 million in cash and cash equivalents and $235.8 million in marketable securities. The increase of $159.4 million since December 31, 2020 was primarily from cash flow from operations and driven by the receipt of accounts receivable relating to royalties from bamlanivimab in the nine months ended September 30, 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2020	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$21,412	$261,296
Investing activities	(11,598)	(331,098)
Financing activities	73,714	(5,720)
Effect of exchange rate fluctuations on cash and cash equivalents	-	(900)
Net increase in cash and cash equivalents	$83,528	$(76,422)

Operating activities

Net cash provided by operating activities increased from $21.4 million in the nine months ended September 30, 2020 to $261.3 million in the nine months ended September 30, 2021. The increase resulted primarily from increased revenue from royalty and licensing streams, satisfaction of clinical milestones under our partnership with Eli Lilly, and continued discovery research activities, as well as upfront payments from securing new multi-year, multi-target contracts with partners.

Investing activities

Net cash used by investing activities increased from $11.6 million in the nine months ended September 30, 2020 to $331.1 million in the nine months ended September 30, 2021. Investing activities during the nine months ended September 30, 2020 were directly attributed to the purchase of intangible assets.  Investing activities during the nine months ended September 30, 2021 were primarily attributable to our investment in marketable securities in addition to real estate, particularly our land purchase related to our future GMP facility. Additional investing activities during the period were related to facilities and equipment expenditures in our Vancouver offices, offset by grant funding received in the period.

Financing activities

Net cash provided by financing activities was $73.7 million for the nine months ended September 30, 2020. This was due primarily to proceeds from our Series A2 financing. Net cash used by financing activities was $5.7 million for the nine months ended September 30, 2021 due to repayment of long-term debt and intangible asset obligation, partly offset by proceeds from exercise of options for common stock.

Critical Accounting Policies and Significant Judgements and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to these policies during the nine months ended September 30, 2021, except as referred to in Note 2 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2021, we had a cash, cash equivalents and marketable securities balance of $753.5 million, comprising $517.7 million in cash and cash equivalents and $235.8 million in marketable securities, a majority of which was maintained in high credit quality and liquid held for trading debt securities, bank accounts and term deposits. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of interest rates, particularly because the majority our investments are short-term in nature. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our marketable securities.

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

A material weakness in internal control over financial reporting was identified in prior periods which was the result of a material adjustment in our financial statements, due to an overstatement of lease liability upon adoption of ASU 2016-02, as well as certain other adjustments as of and for the years ended December 31, 2018 and 2019, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Due to this material weakness, which we will consider to be remediated after the control environment has operated effectively through to the end of the fiscal year, the CEO and the CFO have assessed that the disclosure controls, as at September 30, 2021, were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to remediate control deficiencies that contributed to the material weakness as soon as possible. We have made progress on our remediation plan by hiring and engaging additional accounting personnel that are familiar with reporting under U.S. GAAP and implementing and adopting additional controls and procedures. We will continue to implement measures to address the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which includes steps to assess the design and operating effectiveness of controls and enhance related supporting technology. We will consider the material weakness remediated after the controls have operated for a sufficient period, and management has concluded, through testing, that the control environment is effective. There were no material adjustments required in the September 30, 2021, interim condensed consolidated financial statements due to this material weakness. We expect that the remediation of the identified material weakness will be completed by the end of the fiscal year.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings as set forth in the Form 10-K filed with the SEC on March 30, 2021.

Item 1A. Risk Factors.

Risks Related to Our Business and Strategy

We have incurred losses in certain years since inception and we may not be able to generate sufficient revenue to maintain profitability.

Our plan is to enter a phase of accelerated growth and we will be investing heavily in our business. We expect to experience variability in revenue and in expenses which makes it difficult to evaluate our business or our prospects. As such, we may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. For the years ended December 31, 2019 and 2020, we incurred a net loss of $2.2 million and net earnings of $118.9 million, respectively. As of December 31, 2020, we had accumulated earnings of $114.2 million. Our net loss for the three months ended September 30, 2020 was $2.7 million and our net earnings for the nine months ended September 30, 2020 was $1.9 million. Our net loss for the three months ended September 30, 2021 was $21.4 million and our net earnings for the nine months ended September 30, 2021 were $93.5 million. As of September 30, 2021, we had accumulated earnings of $207.7 million and we had cash, cash equivalents, and marketable securities totaling $753.5 million. We expect that our operating expenses will continue to increase significantly, including as we:

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

For the year ended December 31, 2019, a substantial portion of our revenue was generated by upfront technology access and research discovery fees through performing research activities for our partners. During the year ended December 31, 2020 and the three months ended March 31, 2021, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, as well as royalty payments for the first time. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020 and the three months ended March 31, 2021, these royalty payments related to our partnership with Eli Lilly upon sales of bamlanivimab, an antibody therapy designed to treat and prevent COVID-19. Therefore, significant amount of royalty payments that we have received in recent periods are derived from a compound developed in a single partnership, and there can be no assurance that the revenues we have generated in such periods will be replicated in future periods. For example, demand for and sales of bamlanivimab have fallen during the three months ended September 30, 2021. Market developments such as availability of new COVID-19 treatments or vaccines, or regulatory actions may have an impact on sales of bamlanivimab. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. In September 2021, the Office of the Assistant Secretary for Preparedness and Response, alongside the FDA, resumed the shipment and distribution of bamlanivimab and etesevimab administered together. On October 8, 2021, the Office of the Assistant Secretary for Preparedness and Response paused distribution of bamlanivimab and etesevimab together to Hawaii because the Centers for Disease Control and Prevention identified that the Delta plus variant (B.1.617.2 sublineage AY.1) was circulating with a frequency exceeding 5% in Hawaii. Shipments and distribution of bamlanivimab and etesevimab administered together to Hawaii resumed 13 days later on October 21, 2021. As a result, we currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our platform. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.

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

For example, 2020 was the first year in which we received payments from a partner beyond upfront fees. The antibody, bamlanivimab developed by Eli Lilly and Company, has undergone clinical testing and has received Emergency Use Authorization from the FDA, and we have received associated milestone payments and royalties on net sales in 2020 and during the nine months ended September 30, 2021. Eli Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate through clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had this one program result in milestone and royalty payments to us to date and we have not yet had a program receive marketing approval. There is no guarantee that we will continue to generate the levels of revenue, particularly milestone and royalty revenues, from our partnerships as we have experienced in recent periods. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. In September 2021, the Office of the Assistant Secretary for Preparedness and Response, alongside the FDA, resumed the shipment and distribution of bamlanivimab and etesevimab administered together. On October 8, 2021, the Office of the Assistant Secretary for Preparedness and Response paused distribution of bamlanivimab and etesevimab together to Hawaii because the Centers for Disease Control and Prevention identified that the Delta plus variant (B.1.617.2 sublineage AY.1) was circulating with a frequency exceeding 5% in Hawaii. Shipments and distribution of bamlanivimab and etesevimab administered together to Hawaii resumed 13 days later on October 21, 2021. Such decisions or similar decisions by regulatory agencies may adversely impact the payments that we receive from bamlanivimab in future periods. In addition, we have only recently begun to generate licensing revenue from our Trianni humanized rodent platform. There can be no assurance that we will continue to generate or expand our licensing revenue from this product offering in future periods.

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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For the year ended December 31, 2019, two of our partners accounted for 47% and 15% of revenue, and eleven partners accounted for the remaining 38% of revenue. For the year ended December 31, 2020, three of our partners accounted for 35%, 25% and 14% of our research fees revenue and eight partners accounted for the remaining 26% of research fees revenue. For the year ended December 31, 2020 we recognized our first milestone and royalty revenue streams, totaling $213.3 million, exclusively from our partnership with Eli Lilly. For the nine months ended September 30, 2021, royalty revenue streams of $192.9 million continued to be exclusively from our partnership with Eli Lilly.

Because a significant portion of our revenue in 2020 and the first quarter of 2021 was derived from sales of bamlanivimab, any reduction in sales of this compound may materially and adversely affect our results of operations for future periods. For example, demand for and sales of bamlanivimab have fallen during the nine months ended September 30, 2021. Market developments such as availability of new COVID-19 treatments or vaccines, or regulatory actions may have an impact on sales of bamlanivimab. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. Therefore, there can be no assurance that we will generate similar levels of revenue from sales of bamlanivimab in future periods. In September 2021, the Office of the Assistant Secretary for Preparedness and Response, alongside the FDA, resumed the shipment and distribution of bamlanivimab and etesevimab administered together. On October 8, 2021, the Office of the Assistant Secretary for Preparedness and Response paused distribution of bamlanivimab and etesevimab together to Hawaii because the Centers for Disease Control and Prevention identified that the Delta plus variant (B.1.617.2 sublineage AY.1) was circulating with a frequency exceeding 5% in Hawaii. Shipments and distribution of bamlanivimab and etesevimab administered together to Hawaii resumed 13 days later on October 21, 2021.

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

We use our platform to offer antibody drug-discovery programs to partners who are engaged in drug discovery and development. These partners include large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations. While we receive upfront payments generated through our receipt of technology access fees and discovery research fees for performing research activities for our partners, we estimate that the vast majority of the economic value of the contracts that we enter into with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our partnerships to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high quality antibodies, there can be no assurance that our partnerships will successfully develop, secure marketing approvals for and commercialize any drug candidates based on the antibodies that we discover. As a result, we may not realize the intended benefits of our partnerships. We initiated our partnering program in 2015 and have only had one AbCellera discovery program and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval.

Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, there may not be successful development of any drug candidates with the antibodies that we discover, or we and our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized. For example, under our research agreement with Eli Lilly, we are eligible to receive and have received payments upon the achievement of certain development milestones and are eligible to receive royalties resulting from sales of both COVID-19 and non-COVID-19 products that incorporate antibodies we discovered. While we have received milestone and royalty payments from this collaboration, there can be no assurance that we will receive additional milestone payments or any royalties in the future. Furthermore, there can be no assurance that Eli Lilly will be successful in its further development of bamlanivimab. In the fall of 2020, Eli Lilly received Emergency Use Authorization, or EUA, for bamlanivimab from the FDA and similar emergency authorization from Health Canada, and began sales of the antibody. In February of 2021, Eli Lilly received EUA for bamlanivimab administered with a second antibody, etesevimab, and began sales of the antibody therapy. As a result, during the year ended December 31, 2020, and nine months ended September 30, 2021, we recognized an aggregate of $198.3 million and $192.9 million, respectively, in royalty payments on net sales of bamlanivimab. The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives. Pursuant to the EUA by the FDA for bamlanivimab, Eli Lilly was able to distribute bamlanivimab under the conditions set forth in the Emergency Use Authorization prior to FDA approval. Furthermore, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, and we cannot predict how long, if ever, an EUA would remain in place. Similarly, in Canada, under the Food and Drugs Act (Canada), the federal Minister of Health may make an Interim Order if the Minister believes that immediate action is required to deal with a significant risk to health, safety or the environment. As is the case with EUAs in the United States, authorizations issued under an Interim Order are not a long-term alternative to obtaining Health Canada licensure for a product. If the EUA or authorization issued under the Interim Order granted to Eli Lilly are subsequently revoked, such revocation could adversely impact our business. For example, in April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. In September 2021, the Office of the Assistant Secretary for Preparedness and Response, alongside the FDA, resumed the shipment and distribution of bamlanivimab and etesevimab administered together. On October 8, 2021, the Office of the Assistant Secretary for Preparedness and Response paused distribution of bamlanivimab and etesevimab together to Hawaii because the Centers for Disease Control and Prevention identified that the Delta plus variant (B.1.617.2 sublineage AY.1) was circulating with a frequency exceeding 5% in Hawaii. Shipments and distribution of bamlanivimab and etesevimab administered together to Hawaii resumed 13 days later on October 21, 2021. Such decisions or similar decisions by regulatory agencies may adversely impact the payments that we receive from bamlanivimab in future periods.

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

We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in a total of 206 employees as of December 31, 2020 and 360 as of September 30, 2021. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.

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

We face significant competition in the life sciences technology market. Our technologies address antibody therapeutic discovery challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, and the sale of instruments and devices. Examples of technical competition at different steps of our technology stack include:

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

Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain research activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development. For example, while we have in the past been able to identify a potential drug candidate for human testing within 90 days, there is no assurance that we will be able to do so on this timeframe again in the future, or at all. To date, we have only had one program result in clinical milestone and royalty payments to us. While our partnership with Eli Lilly has produced bamlanivimab, an antibody for which Eli Lilly was granted two EUAs by the FDA, for administration alone and together with etesevimab, and a similar authorization by Health Canada for bamlanivimab alone, we have not yet had a program receive full marketing approval. In April 2021, the FDA revoked the EUA for bamlanivimab alone, while maintaining the EUA for bamlanivimab and etesevimab when administered together. In June 2021, the Office of the Assistant Secretary for Preparedness and Response paused shipment of bamlanivimab and etesevimab administered together in the U.S. This was due to the prevalence of the Gamma and Beta variants in the U.S. at that time and the fact that bamlanivimab and etesevimab administered together do not retain neutralization effects against those variants. In September 2021, the Office of the Assistant Secretary for Preparedness and Response, alongside the U.S. FDA, resumed the shipment and distribution of bamlanivimab and etesevimab administered together. On October 8, 2021, the Office of the Assistant Secretary for Preparedness and Response paused distribution of bamlanivimab and etesevimab together to Hawaii because the Centers for Disease Control and Prevention identified that the Delta plus variant (B.1.617.2 sublineage AY.1) was circulating with a frequency exceeding 5% in Hawaii. Shipments and distribution of bamlanivimab and etesevimab administered together to Hawaii resumed 13 days later on October 21, 2021. As a result, the relatively limited experience of our partners with our platform may reduce their confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.

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

We provide our antibody discovery solution and capabilities in industries that are characterized by significant enhancements and evolving industry standards. As a result, our partners’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our platform may become less desirable in the markets we serve, and our partners could move to new technologies offered by our competitors or engage in antibody discovery themselves. Though we believe partners in our markets display a significant amount of loyalty to their supplier of research or a particular product or service, we also believe that because of the initial time investment required by many of our partners to reach a decision about whether to partner with us, it may be difficult to regain that customer once the customer enters into a partnership or collaboration agreement with a competitor. Without the timely introduction of new solutions and technological enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies and markets to further broaden and deepen our capabilities and expertise in antibody drug discovery and development. For example, to the extent we fail to timely introduce new and innovative technologies or solutions, adequately predict our partners’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

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

We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. Although we have acquired other businesses or assets in the past, including our acquisition of Lineage in March 2017, our acquisition of the OrthoMab bispecific platform from Dualogics, LLC in June 2020, our acquisition of Trianni in November 2020 and our acquisition of TetraGenetics in September 2021, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.

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

We currently have limited operations outside of Canada and the United States, but our business strategy incorporates potentially significant international expansion. We currently maintain relationships with partners outside of Canada and the United States and may in the future enter into new relationships. We also have a wholly owned subsidiary in Australia and in the United Kingdom. Doing business internationally involves a number of risks, including:

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

We plan to build a GMP facility in Vancouver, British Columbia, to house our manufacturing and manufacturing support infrastructure. During the nine months ended September 30, 2021, we have secured rights to land for the future construction of this facility. We anticipate that some of the suppliers of critical components or materials for our processes may be single or sole source suppliers and the replacement of these suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. There can be no assurance that our supply of components necessary for the operation of this facility will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.

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

Although we expect our recent business acquisitions will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration.

In November 2020, we consummated the Trianni acquisition. In September 2021, we consummated the TetraGenetics acquisition. As of the date of this document, the integration plan and costs for both acquisitions are running according to the deal model; however, the full integration is not yet complete. We expect that the integration process will require significant time and resources, and we may not be able to manage the process successfully. If we are not able to successfully integrate the businesses with ours, the anticipated benefits of the acquisitions may not be realized fully or may take longer than expected to be realized. We may also incur higher than expected costs as a result of the acquisitions or experience an overall post-completion process that takes longer than originally anticipated. In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. We expect to incur non-recurring costs in connection with both acquisitions and integrating to our operations. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all. Furthermore, uncertainty about the effect of the acquisitions on our business, employees, customers, third parties with whom we have relationships may have an adverse effect on our business, financial condition, results of operations and prospects. In addition, such challenges in integrating our acquisitions may be magnified by the ongoing COVID-19 pandemic.

Other potential difficulties we may encounter as part of the integration process include (i) the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of the acquisitions in a seamless manner that minimizes any adverse impact on our employees, patients, suppliers and other business partners; and (ii) potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisitions, including costs to integrate the businesses that may exceed the costs that we currently anticipate.

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

As of September 30, 2021, we owned or exclusively licensed 69 issued or allowed patents and 69 pending patent applications worldwide, which includes 34 issued U.S. patents and 23 pending U.S. patent applications. We own registered trademarks and trademark applications for AbCellera, Celium, Trianni and the Trianni Mouse in the U.S., Canada and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.

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

In July 2020, we filed a complaint against Berkeley Lights, in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Berkeley Lights’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Berkley Lights filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Berkeley to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court.  The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Berkeley Lights filed a Petition for Inter-Partes Review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia.  In July 2021, Berkeley Lights filed a second Petition for Inter-Partes Review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia.  In August 2021, Berkeley Lights filed a third Petition for Inter-Partes Review of U.S. Patent No.  10,738,270 that we exclusively license from the University of British Columbia.  In August 2021, the court stayed the patent litigation against Berkeley Lights in view of the Petitions for Inter-Partes Review filed by Berkeley Lights.  A determination on all of the Petitions for Inter-Partes Review filed by Berkeley Lights is expected no later than February 2022.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2018 and 2019, a material weakness in our internal control over financial reporting was identified and not fully remediated at December 31, 2020 and we may identify additional material weaknesses in the future.

Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence and adversely impact our stock price. As described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weakness in internal controls related to an overstatement of lease liability upon adoption of ASU 2016-02, as well as certain other adjustments. We have since taken significant steps to remediating the material weakness. If the additional controls and processes that we have implemented are not sufficient, or if we identify additional significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information in a timely manner, could be adversely affected. Failure to properly remediate the material weakness or the discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

Our executive officers, directors, and 5% shareholders beneficially currently own approximately 51% of our common shares based on publicly known information. Therefore, these shareholders have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

Additionally, as of September 30, 2021, certain holders of our common shares have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

In addition, based on our current market capitalization we anticipate losing our emerging growth company status on the last day of the current fiscal year. This may require us to incur significant additional costs as we transition to complying with the various reporting requirements applicable to other public companies that are not emerging growth companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the three and nine months ended September 30, 2021.

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

AbCellera Biologics Inc.

Date: November 10, 2021	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer
(Principal Financial Officer)