Form 10-K
period 2021-12-31
AbCellera Biologics Inc.
filed 2022-02-25
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock as reported on the Nasdaq Stock Market on June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, was approximately $3,794,989,154.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2022 was 283,923,782.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2021 and is incorporated by reference in Part III to the extent described herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

•	our expectations regarding the rate and degree of market acceptance of our antibody discovery platform;
•	companies and technologies in our industry that compete with our business;
•	our ability to manage and grow our business by introducing our antibody discovery platform to new partners and expanding our relationships with existing partners;
•

our partners ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties to us, in the expected timelines or at all;

•	our ability to provide our partners with a full solution from target to IND submission;
•	our partners ability to develop a molecule discovered by us into a viable commercial product, on a timely basis or at all;
•	our expectations regarding the completion of our GMP facility and our manufacturing capabilities;
•	our ability to establish and maintain intellectual property protection for our technologies and workflows and avoid or defend against claims of patent infringement;
•	our ability to attract, hire and retain key personnel and to manage our future growth effectively;
•	our ability to obtain additional financing in future offerings;
•	the volatility of the trading price of our common shares;
•	our ability to attract and retain key scientific and engineering personnel;
•	business disruptions affecting our operations and the development of our platform due to the global COVID-19 pandemic;
•	our ability to avoid material weaknesses or significant deficiencies in our internal control over financial reporting in the future;
•	our expectations regarding our PFIC status for our taxable year ending December 31, 2021 or any future taxable year;
•	our expectations regarding our recent business acquisitions and our ability to realize the intended benefits of such transactions;
•	our expectations regarding the use of our cash resources;
•	the ability of our partners to deliver royalty bearing products to the market;
•	our expectations about market trends; and
•	our ability to predict and manage government regulation;

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in our forward-looking statements. We have included important factors in the cautionary statements included in this Annual Report, particularly in “Risk Factor Summary” below and “Risk Factors”, that we believe could cause actual results or events to differ materially from our forward-looking statements. We operate in a competitive and rapidly changing environment and new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

i

You should read this Annual Report and the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may differ materially from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law or regulation.

In addition, statements that “we believe” and similar statements reflect our current beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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
•

Development of a biologic is inherently uncertain, and it is possible that none of the drug candidates discovered using our antibody discovery platform that are further developed by our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.

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

•

Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs with the antibodies that we have discovered, and the price of our common shares may decline as a result of announcements of unexpected results or developments.

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

•	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•	Our success depends on our ability to protect our intellectual property.
•

We previously identified a material weakness in our internal control over financial reporting and if we fail to maintain an effective system of internal control in the future, this could result in loss in investor confidence and adversely impact our share price.

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

Our full-stack, artificial intelligence-, or AI, powered antibody discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. We forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development. As of December 31, 2021, we had 156 discovery programs that are either completed, in progress or under contract with 36 partners. As a recent example, in a collaboration with Eli Lilly and Company, or Lilly, we applied our technology stack to co-develop two antibody therapies to treat and prevent COVID-19. At the start of the pandemic, when bringing a treatment to patients quickly was the priority, we discovered bamlanivimab from a single blood sample obtained from a convalescent patient, and with our partners, advanced into clinical testing 90 days after initiation of the program. It was the first monoclonal antibody therapy to reach clinical testing and the first to receive Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for the treatment of mild-to-moderate COVID-19 in high-risk patients. Since receiving authorization in November 2020, bamlanivimab alone and together with other antibodies has been used to treat approximately a million patients, potentially preventing tens of thousands of hospitalizations and deaths. Knowing that additional antibodies would be needed to combat emerging variants, we deployed our platform to identify bebtelovimab (also known as LY-CoV1404), a highly potent antibody that neutralizes Omicron and all currently known variants of concern (VOC). Lilly advanced bebtelovimab into clinical testing in May 2021 and received an EUA from the FDA in February 2022. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future. We initiated our partnering program in 2015 and have only had this one program result in clinical milestone payments to us to date, and we have not yet had a program receive marketing approval.

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

Many emerging and established life sciences companies have been built around technologies that focus on one or a limited number of steps in the discovery process, including immune repertoire sequencing, or RepSeq, single-cell analysis, AI, and transgenic rodent platforms. We believe we uniquely integrate proprietary technologies that address each of these steps, creating a complete solution for our partners. Over the last 10 years, we have developed and assembled technologies that unlock the database of natural antibodies. We are democratizing the industry by providing our partners of all sizes with access to our centralized operating system.

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

As of March 15, 2021, bamlanivimab, the first monoclonal antibody therapy from this collaboration, has been evaluated both alone and together with other antibodies across multiple clinical trials for the treatment and prevention of mild-to-moderate COVID-19. Bamlanivimab alone and together with other antibodies has been used to treat approximately a million high-risk COVID-19 patients.

Lilly has successfully completed a Phase 1 study of bamlanivimab in hospitalized patients with COVID-19 (NCT04411628), a Phase 2/3 study in people recently diagnosed with COVID-19 in the ambulatory setting (BLAZE-1, NCT04427501) and a Phase 3 study of bamlanivimab for the prevention of COVID-19 in residents and staff at long-term care facilities (BLAZE-2, NCT04497987). A Phase 2 study assessing the efficacy and safety of bamlanivimab alone, and bamlanivimab with other neutralizing antibodies versus placebo for the treatment of symptomatic low-risk COVID-19 in the outpatient setting (BLAZE-4. NCT04634409) has completed enrollment. In addition, bamlanivimab is being tested in the National Institutes of Health-led ACTIV-2 study in ambulatory COVID-19 patients. On January 27, 2021 Lilly announced an expansion to the ongoing BLAZE-4 trials to evaluate bamlanivimab together with VIR-7831.

Bamlanivimab received EUA, from the FDA, on November 9, 2020, and bamlanivimab in combination with etesevimab received EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk patients on February 9, 2021. On November 22, 2020, Lilly was granted authorization for bamlanivimab by Health Canada under the Interim Order Respecting the Importation, Sale and Advertising of Drugs for Use in Relation to COVID-19. Similar authorizations for bamlanivimab have been granted in Europe, the Middle East and Africa. Through its COVID-19 Treatment Guidelines, the National Institutes of Health recommended the use of bamlanivimab together with etesevimab to treat early COVID-19 in high-risk patients on February 23, 2021. Bamlanivimab alone and together with etesevimab received a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use, on March 5, 2021: the harmonized, European Union, or EU, level opinion on the efficacy, quality, and safety of the antibodies can be used by EU member states when making decisions on the possible use of the therapies at a national level prior to market authorization. On September 16, 2021, the EUA for bamlanivimab together with etesevimab was expanded to include post-exposure prophylaxis for COVID-19. On December 3, 2021, the EUA for bamlanivimab with etesevimab was expanded to include high-risk pediatric patients for the treatment of mild to moderate COVID-19 as well as post-exposure prophylaxis. On January 24, 2022, the FDA reissued the EUA for bamlanivimab with etesevimab and restricted their use in geographic regions where exposure is likely to have been to a non-susceptible SARS-CoV-2 variant, based on available information including variant susceptibility to these drugs, and regional variant frequency. Due to the high frequency of the Omicron variant, bamlanivimab together with etesevimab is not currently authorized in any U.S. region, and these drugs may not be administered for treatment or post-exposure prevention of COVID-19 under the EUA until further notice by the FDA.

Under our partnership with Lilly, we are entitled to receive a specified percentage of proceeds that Lilly receives from these sales. In 2020 and 2021, we recognized a total of $198.3 million and $327.3 million, respectively, in royalty payments related to sales of bamlanivimab. As proud as we are to have played a role in the global response to COVID-19, we believe it is only an example of how our technology can accelerate antibody discovery.

Our business has historically been both high growth and capital efficient. While our historical cash flows may not be indicative of future results, we have generated positive operating cash flow cumulatively since our inception in 2012 and in every year since 2018. Our partnership agreements include: (i) payments for technology access and performance of research, (ii) downstream payments in the form of clinical and commercial milestones and (iii) royalties on net sales of any approved therapeutics. We structure our agreements in a way that is designed to align our partners’ economic interests with our own. The vast majority of the economic value of the contracts that we enter into with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. For the years ended December 31, 2020 and 2021, our revenue was $233.2 million and $375.2 million, respectively. For the years ended December 31, 2020 and 2021 our net income was $118.4 million and $153.5 million, respectively. As of December 31, 2021, we have entered into agreements for 156 partnered discovery programs, 131 of which include the potential for milestone and royalty payments from our partners. As of December 31, 2021, we had 386 full-time employees in Canada, the United States and Australia, which was comprised of approximately 49% scientists, 32% business professionals, and 19% engineers and data scientists.

Impact of COVID-19

Since the start of the COVID-19 pandemic, we have taken and continue to take steps to protect our employees, business partners, vendors, and contractors. To address the multiple dimensions of the pandemic, we have been continuously monitoring the global situation, executing mitigation activities whenever and wherever required, following guidance from provincial and federal health authorities, and implementing a hybrid return to our facilities for those employees who have been working remotely.

We continue to take the following actions to address the evolving COVID-19 pandemic:

•

We implemented comprehensive COVID-19 guidelines that are shared via our internal communication platform to provide real-time updates company-wide relying on directives from local health authorities. As information is gathered, we adapt accordingly, including work from home requirements.

•

We implemented protocols for employees necessary to carryout Company functions in the office and laboratory facilities including physical distancing, personal protective equipment, signage, erecting barriers between desks and lab benches, and implementing space restrictions for different areas of the facilities.

•	We have limited business travel to essential activities and have robust procedures to control and monitor all office and facility access.
•	We have not been required to stop research activities due to the COVID-19 pandemic. We will continue to adapt and apply new measures as required and as directed by local health authorities.

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

Our strategy includes:

•

Create more value with our existing partnerships. We have entered into contracts for more than 155 antibody discovery programs. Our partners include large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations. Where appropriate, we seek to expand our single-program partnerships to multi-year, multi-target agreements. As of December 31, 2021, over 80% of partnerships with downstream-participation contracts included multiple targets. Through continual expansion of our capabilities and the addition of new technologies we will also look to increase the royalties associated with our partnership deals.

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

•

Further our technological differentiation. We believe we have technological differentiation for discovery of antibody drug candidates from natural immune systems. We intend to maintain our leading position through research and development to amplify and add capabilities in areas such as computation, protein engineering, immunization technologies, genetically engineered rodents and cell line selection. As we do so, we will continue to expand and protect our intellectual property estate. We will continue to look for strategic technology acquisitions to broaden and deepen our capabilities and expertise in antibody discovery and development, or that offer opportunities to expand our partnership business into adjacent therapeutic modalities, including vaccine development and cell therapy.

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

•

An AI platform built on real world data. Our AI platform is built and continually validated with real world data. Unlike AI-only antibody discovery platforms, the output of our process is not theoretical predictions. We apply computation to find real molecules with desired properties. We inform wet lab experimentation with in silico computation, and vice versa, continuously iterating this process for each discovery campaign.

•

A unique combination of hardware, software and wetware. We believe our approach is differentiated based on the integration of proprietary and patented technologies across hardware, software and wetware. Our founders pioneered single-

cell antibody screening in nanoliter volumes and developed proprietary microfluidic devices and custom instrumentation to automate and scale screening. Our workflows incorporate proprietary immunization methods, including the Trianni suite of transgenic mice, optimized molecular biology protocols and patented protein engineering technologies. These technologies are bound together with custom software, data science tools and machine learning algorithms, and are operated by high-performing teams.

•

Industry-innovating business model. We have built a high-growth business that applies to a broad universe of partners and directly aligns with their economic interests. We believe this capital-efficient model allows us to build a diversified portfolio of royalty streams that reach into the future therapeutic antibody market. As we focus on improving our antibody discovery platform, we will continue to make critical investments in technology that benefit the entire industry. As of December 31, 2021, we have entered into 156 partnership agreements.

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

•

Founder-led team, custom-built for interdisciplinary technology development. We believe investments in teams and technology are the surest path to a better future and that the frontier of technology lies at the intersection of engineering, biology and data science. Our founder-led team, backed by investors from the life sciences and tech sectors, has been custom-built for technology development at the interface of genomics, microfluidics, computation, biologics, protein engineering and translational sciences. As of December 31, 2021, we employed approximately 400 people, over two-thirds of whom are scientists, engineers, and data scientists.

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

Figure 3: Sources of Approved Antibody Drugs

42%
humanized
8%
display-derived
92%
derived from
natural immune
systems
18%
human from
transgenic murine
9.5%
chimeric
9.5%
murine
13%
human

(Source: TAB Database of Therapeutic Antibodies, September 27, 2020).

Our Market Opportunity

Antibodies are the fastest growing class of drugs and are used across multiple therapeutic areas, including oncology, inflammation, neurodegeneration and many more. In 2019, antibody-based therapeutics accounted for over $140.0 billion in sales and represented five of the top 10 selling therapeutics worldwide. Antibodies represented 70% of the sales of all biologics, and 36 antibody therapeutics reached blockbuster status with sales higher than $1.0 billion. Mean peak-year sales for currently marketed monoclonal antibody and monoclonal conjugate antibody drugs are estimated at approximately $3.1 billion (median $1.8 billion). As of September 30, 2020, there were over 115 approved antibody therapeutics, with more than 150 in Phase 3 clinical trials. The cycle time for antibody discovery projects to reach Phase 1 clinical trials from target selection has been approximately 5.5 years. Monoclonal antibody and monoclonal conjugate antibody drugs have taken on average approximately 7.5 years to reach market authorization from the start of Phase 1 clinical trials. From 2014 to 2020, the number of Phase I clinical trials beginning to enroll patients for monoclonal antibody and conjugate antibody therapies increased by more than 120%, from 207 to over 460.

The probability for a molecule discovered by us to succeed in reaching Phase 1 clinical trials has been estimated at approximately 37%. Monoclonal antibody and monoclonal conjugate antibody drugs have had an approximately 18.5% likelihood of receiving market authorization from the start of Phase 1 clinical trials. According to a study of over 9,000 clinical development programs at large pharmaceutical companies, approximately 90% of all molecules fail to reach approval. Antibody-based therapeutics have thus achieved a higher rate of clinical success and offer several advantages:

•	Minimal off-target toxicity
•	Long half-life in circulation
•	Ability to stimulate the immune system
•	Low immunogenicity
•	Higher affinity and potency

As shown in the Figure 4 below, the antibody-based therapeutics market is expected to reach approximately $260.0 billion in size by 2025, representing a CAGR of approximately 11% for the period from 2019 to 2025. Further, the more nascent cell therapy market is expected to grow from $1.0 billion in 2019 to over $17.0 billion in 2025, reflecting a CAGR of approximately 60%. Opportunities for accelerating growth of the antibody therapeutics market include improved access to traditionally difficult targets (e.g., G protein-coupled receptors, or GPCRs, and ion channels), the emergence of new therapeutic modalities (e.g., bispecifics, chimeric antigen receptor T cells, or CAR-T, cell therapy and antibody conjugates) and the ever-expanding number of companies entering the space. Our partnership business allows us to participate in the future antibody therapeutic market through royalties and milestones on drugs that have been discovered using our platform. As of December 31, 2021, we had 156 discovery programs that are either completed, in progress or under contract with 36 partners ranging from large pharmaceuticals to biotechnology companies.

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
o

Outdated discovery technologies. Antibody discovery workflows primarily use technology invented more than 35 years ago, including hybrid cells, or hybridoma, and display. Hybridoma provides only a tiny window into the database of natural antibodies. Display technologies do not benefit from natural antibody optimization.

o	Fragmented solutions. Recently developed technologies are not integrated into a complete solution and address only a limited number of steps in antibody discovery.
•	Access to technology. Most companies are unable to access the novel technologies needed to address every step of the antibody discovery process:
o	High entry barrier. The time and capital-intensive nature of building internal antibody discovery capabilities limits the number of firms that can effectively participate in drug development.
o	Siloed technology access. New technologies are often held within companies for internal use and not available broadly.
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
FULLY CHARACTERIZED & VALIDATED LEAD CANDIDATES
High-Throughput Expression + Bioanalytics
OF HIGH-CONFIDENCE PAIRED CHAINS
Characterization & Validation
DELIVER
Lead Antibody Candidate(s)
FOR DEVELOPMENT

The computational engine of our platform, Celium, combines software, AI and visualization tools to mine, organize, compute and interactively explore the immense multidimensional data sets that we produce in each antibody discovery campaign. Unlike many AI-based antibody discovery approaches, Celium is continually improved with real world data. We iteratively inform wetlab experimentation with in silico computation, and vice versa. The output of our process is not theoretical predictions. We discover real molecules that have been optimized by nature.

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

Figure 6: Our Target Market Matrix

HIGHLY ENABLED
(LARGE PHARMA & BIOTECH)
LESS ENABLED
(GROWTH BIOTECH)
1
FUTURE MARKET
2
HIGH GROWTH MARKET
3
HIGH GROWTH MARKET
4
EMERGING MARKET
TRACTABLE
DISCOVERY PROBLEMS
INTRACTABLE
DISCOVERY PROBLEMS

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

Our Partnership Deals

Our deals emphasize participation in the success and upside of future antibody therapeutics. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, downstream payments in the form of clinical and commercial milestones, royalties on net sales, and may include alternative investment opportunities including equity in our business partner and various rights for deeper involvement in moving molecules forward.

As of December 31, 2021, we had 156 discovery programs that were either completed, in progress or under contract, including 131 with the potential for milestone and royalty payments. Our partnership agreements are typically terminable at will with 90 days’

notice prior to identification of a target, after which point they may only be terminated for cause. A summary of the recent publicly disclosed partnerships established over the last two years are included in Tables 2 and 3 below.

Table 2: Summary Partnership Agreements with Pharmaceutical & Biotechnology Companies that include downstream participation from 2018 to 2021*

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
* Effective date of agreement

Table 3: Downstream Participation

Most of the programs with our partners will generate milestone payments to us should our partners reach certain preclinical, clinical, regulatory, and commercial milestones. In addition, programs that generate molecules that become commercial products may generate royalty payments to us on the net sales of those products. We also have other downstream economic participation including equity/equity-like positions and options to co-invest. The following table represents the potential maximum value of our milestones by development stage and our range of royalty payments:

Milestones (in billions)[1]		Royalty on net sales, 5th to 95th percentile range[2]
Preclinical	$0.05	2015-2019 contracts	0-4%
Clinical	$0.75	2020-2021 contracts	2.5-8.4%
Regulatory	$1.08
Commercial	$2.72	Other downstream participation
Total	$4.60	Equity/equity-like positions
		Options to co-invest

1 All Programs under Contract, not probability adjusted

2 Includes range of royalty (and equivalent) rates of each contract, considering step-downs, if any

Reflecting the increasing value that we create for our partners, and our ability to capture that value, are the range and progression of the royalty rates we are entitled to under our agreements. Half of royalty rates associated with the 98 new partner programs under contract in 2020 and 2021 range from 3% to 5% of net sales. At the top end, royalty rates reach over 8% while very few programs have rates below 2.5%.

Further, the total milestones for our portfolio of programs under contract and not adjusted for the probability of success is $4.6 billion. In addition, our equity and equity-like positions in new companies and options to co-invest, particularly with early-stage firms, represent higher value programs within the overall portfolio.

Table 4: Summary of Partnership Agreements with Non-Profit & Government Organizations from 2018 to 2021

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

In March 2020, we entered into a multi-year strategic Research Collaboration and License Agreement, or RCLA, with Lilly on the discovery of antibodies for up to nine Lilly-selected therapeutic targets, including COVID-19. Under the terms of the RCLA, Lilly has the right to develop and commercialize therapeutic products resulting from our collaboration. As part of the RCLA, we received an upfront payment of $25.0 million and are eligible to receive research payments for non-COVID-19 targets. We are also eligible to receive pre-clinical, clinical, and product approval milestones and tiered royalties on future sales for all Lilly-selected targets. We are entitled to receive an aggregate of up to $29.0 million of milestone payments under the terms of the RCLA. As of December 31, 2020 and 2021, we have received $15.0 million and $7.0 million, respectively, for clinical and other milestones related to bamlanivimab. For non-COVID-19 targets, we are eligible to receive royalties in the low single digits based on net sales; whereas for COVID-19, we continue to be eligible to receive royalties in the low- to mid-teens for aggregate sales below $125.0 million and mid-teens to mid-twenties on aggregate sales above $125.0 million. We have recorded royalty payments related to sales of bamlanivimab of $198.3 million and $327.3 million as of December 31, 2020 and 2021, respectively.

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

Our Approach to Sourcing Diverse Antibodies. We believe natural immune sources are a superior search space for therapeutic antibodies. To solve the challenges of sourcing antibodies by immunization, we have assembled multi-species screening capabilities, genetically engineered mouse technology and optimized immunization technologies that are capable of generating diverse and high-quality sources of natural antibodies.

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

•

Human antibodies from rodents. The ability to source fully human antibodies from rodents provides our partners the added benefit of bypassing the need to humanize sequences identified from non-humanized animals. We acquired the Trianni humanized rodent platform in November 2020, which includes a suite of genetically engineered transgenic mice that express human variable antibody genes. Currently, the flagship Trianni mouse is available for discovery projects. The flagship Trianni mouse was generated with proprietary in silico design of antibody genes that resulted in a novel antibody gene structure at the heavy, lambda and kappa mouse antibody loci to maximize antibody diversity. This proprietary antibody design contains the human antibody repertoire, plus the natural constant regions of mouse antibody genes and the natural regulatory elements from the mouse genome, making these human antibodies optimized for expression and maturation by the mouse immune system. We believe this feature helps maximize the response to immunization, the diversity of human antibodies, and enable proper affinity maturation in the mouse to isolate quality human antibodies as therapeutic candidates in antibody discovery campaigns. In addition to the flagship Trianni mouse, we acquired a suite of additional transgenic humanized rodent lines currently being validated and available for discovery projects in the near future, as indicated below. These lines aim to provide partners with the following benefits:

▪

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

▪

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

▪

Target new epitopes with the DD Mouse: The DD Mouse provides additional flexibility to discover antibodies with long CDR3 regions (the region of the antibody that makes primary contact with the target) allowing access of “hidden” or recessed areas of targets that are not available for contact by conventional IgG molecules with typical CDR3 lengths).

▪

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
ADDITIONAL LEADS LINEAGE TREE
VS
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

MAPPING & VISUALIZATION:
mAbs AGAINST A VIRAL TARGET
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

OrthoMab Bispecific Platform. Beyond improving antibody properties, antibody engineering can also build completely new antibody drug formats with novel molecular geometry, binding properties or chemical properties. Of particular interest is the combination of two source antibodies to create a “bispecific” antibody that can simultaneously bind to two targets. Antibodies are normally comprised of two identical heavy chains and two identical light chains, to make a symmetrical “mirror-image” molecule with two identical targeting arms. In contrast, bispecific antibodies are generally comprised of two different heavy chains and light chains, and therefore have targeting arms that recognize two different targets. Because of their unique properties, bispecific antibodies are a rapidly emerging new class of antibody therapy. As of December 31, 2020, following the first approval in 2015, there are now more than 120 molecules in clinical development, including more than 80 in Phase 1. They enable improved and novel therapeutic mechanisms not possible with other modalities. Examples of the application of bispecific antibodies include (i) recruitment of immune cells to help kill cancer cells, (ii) linking together two receptors to activate a signaling pathway, (iii) serve as a protein scaffold to bring proteins together and (iv) modifying the pharmacokinetics and pharmacodynamics of soluble proteins, as depicted in Figure 12 below.

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

Figure 13: Patented OrthoMab DNA Mutations

By using engineered mutations to control chain-pairing, OrthoMab enables manufacturing of bispecifics at high yields and purities using industry-standard processes. Because each side of an OrthoMab bispecific is 99% identical to the source antibody, it lowers the risk of introducing immunogenic epitopes. Finally, in addition to conventional Y-shaped bispecific antibodies, OrthoMab allows for the creation of a wide array of alternative bispecific formats as shown in Figure 14. The OrthoMab technology was patented by scientists at Lilly and the University of North Carolina at Chapel Hill. We acquired non-exclusive rights to use OrthoMab technology from Dualogics, LLC, through an asset purchase agreement in July 2020.

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

Result. We rapidly deployed our pandemic response platform to find a therapeutic antibody against COVID-19 in the spring of 2020 starting from a blood sample obtained from a U.S. patient. We screened approximately 5.8 million single cells to identify over

500 unique anti-SARS-CoV-2 antibodies. Each of these antibodies was evaluated computationally and experimentally to identify approximately 500 different properties per antibody which yielded 220,000 data points, which allowed us to filter down to a smaller group of lead candidates. Within 23 days of receiving the sample, we and our partners identified 24 lead antibodies for further development and clinical testing. One antibody drug candidate was selected by our partner Lilly, and the first patients were dosed in the first-ever COVID-19 clinical trial in North America. This was only 90 days from when we received the sample. The antibody, bamlanivimab, has been evaluated both alone and together with another antibody called etesevimab in more than 5,000 patients across multiple clinical trials for the treatment and prevention of COVID-19. Bamlanivimab and together with other antibodies has been used to treat approximately a million high-risk COVID-19 patients. This demonstrates that a rapid discovery-to-clinic timeline is possible with our rapid and high throughput discovery engine.

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

Result. Within three months, we identified hundreds of unique antibodies against the target epitope, including several that were the desired functional antagonists. This number of antibodies from a screening campaign against a GPCR, plus the high frequency of functional candidates, is a significant success, and a lead candidate was subsequently identified by our partner and advanced into IND-enabling studies. This project demonstrates the power of our technology stack to increase the probability of success for antibody discovery campaigns against difficult targets.

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

GPCR and Ion Channel Targets. We believe our immunization and screening platform provide us with a competitive advantage in the discovery of antibody against traditionally difficult multi-pass transmembrane proteins, including GPCRs and ion channels. To date we have successfully applied our technology to discover panels of hundreds of antibodies against these target classes, with the most advanced of these programs now at late-stage preclinical development. However, we believe further improvements at the Source and Engineer steps of our technology stack would allow us to more fully unlock the potential of these target classes. To this end, in 2019 we started a research and development group, Channel Bio, in Sydney Australia, that is developing technologies specifically for GPCR and ion channel targets. In September 2021 we also acquired TetraGenetics Inc., a biotechnology company with a proprietary platform for generating recombinant human ion channels and other transmembrane proteins.

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

•

In antibody RepSeq, we face technical competition from companies that provide access to similar technologies such as 10X Genomics Inc., Adaptive Biotechnologies Corp., Atreca Inc. and Distributed Bio Inc. (acquired by Charles River Laboratories in 2021)

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

We also face direct business competition from companies that provide antibody discovery services using technologies such as hybridoma and display. Companies with discovery business models that include downstream payments include Adimab LLC, Distributed Bio Inc. (acquired by Charles River Laboratories in 2021) and WuXi Biologics Inc. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more steps in our technology stack.

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

As of December 31, 2021, we owned or exclusively licensed over 70 issued or allowed patents and over 70 pending patent applications worldwide, which includes over 30 issued U.S. patents and over 20 pending U.S. patent applications. We own registered trademarks and trademark applications for AbCellera, Channel Bio, Celium, Trianni, the Trianni Mouse and TetraGenetics in the U.S., Canada, Australia and Europe.

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

Patent Portfolio

We have developed an expansive patent portfolio with claims related to multiple aspects of our technology stack, beginning with our first patent applications exclusively licensed from UBC, in 2013. We continuously assess new ways to improve our technology platform through license or acquisition of third-party patent portfolios, as was the case with our acquisitions of Lineage in 2017 and the OrthoMab platform from Dualogics in 2020, our acquisition of Trianni Inc. in 2020, our acquisition of TetraGenetics, Inc. in 2021, and our license agreement with Alloy Therapeutics in 2020.

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

Under the terms of the UBC License, we paid a CAD $0.1 million ($0.1 million) initial license fee and pay annual license fees to UBC during the term of the UBC License. We also pay UBC a low single-digit royalty on our revenue and a single-digit royalty of our sublicensing revenue during the term of the UBC License. UBC was also granted a single-digit percent equity position in our company.

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

Under the terms of the Stanford license, we are required to pay Stanford a yearly license maintenance fee, as well as certain milestone payments in an aggregate amount not to exceed $0.1 million. We are also required to pay Stanford low single-digit royalties on net sales of licensed products as well as a portion of non-royalty sublicensing revenues. The term of the Stanford license runs until the last licensed patent expires, and our obligation to pay royalties will continue so long as there is a valid claim of a licensed patent. Stanford may terminate the agreement governing the license if we are in material default in the provision of any report or payment of any amounts due to Stanford under the agreement, we do not use commercially reasonable efforts to develop or commercialize licensed products, we do not achieve certain diligence milestones, we are in material breach of any provision of the agreement, or if we provide any materially false report to Stanford. We may terminate the agreement at any time upon at least 30 days notice to Stanford.

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

Commercial

Our partnership agreements commonly include: (i) payments for technology access and performance of research; (ii) downstream payments in the form of clinical and commercial milestones and (iii) royalties on net sales of therapeutics. We also participate in agreements with alternative investment opportunities including equity in our business partner and various rights for deeper involvement in moving molecules forward.  We structure our agreements in a way that directly aligns our partners’ economic interest with our own. We believe a long-term value of our business will be driven by downstream milestone and royalty payments.

We forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. Our partners are predominantly based in the United States and Europe. As of December 31, 2021, we had a total of 36 partners for whom we were conducting antibody discovery activities. For the year ended December 31, 2020, three of our partners accounted for 35%, 25%, and 14% of our research fees revenue and eight partners accounted for the remaining 26% of research fees revenue. For the year ended December 31, 2020, we recognized our first milestone and royalty revenue streams, totaling $213.3 million, exclusively from our partnership with Lilly. For the year ended December 31, 2021, four of our partners accounted for 29%, 17%, 11%, and 10% of research fees revenue and twelve partners accounted for the remaining 33% of research fees revenue. For the year ended December 31, 2021, we recognized milestone revenue of $7.0 million and royalty revenue of $327.3 million, exclusively from our partnership with Lilly. Our partnership with Lilly constituted one of the partnerships that generated 10% or more of our consolidated revenues during the one or more periods described above. With respect to the other partners, we do not believe the loss of any one or more of such partners would have a material adverse effect on us and our subsidiaries taken as a whole.

Over the past year we have grown our workforce by 87%, moving from 206 to 386 full-time employees. As of December 31, 2021, we had 386 full-time employees in Canada, the United States and Australia, which was comprised of approximately 49% scientists, 32% business professionals, and 19% engineers and data scientists.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 386 full-time employees in Canada, the United States and Australia, which was comprised of approximately 49% scientists, 32% business professionals, and 19% engineers and data scientists. None of our employees are represented by a labor union or covered under a collective bargaining agreement. As of December 31, 2021, 343 of our employees were employed in Canada, 25 were employed in Australia and 18 were employed in the United States. We consider our relationship with our employees to be excellent.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

Government Regulation

Our focus is on the discovery of antibodies that our partners use to improve the speed and success of their antibody discovery efforts; however, we ourselves are not currently involved in antibody discovery, do not manufacture any products and do not conduct any clinical trials. As such, while we are subject to a number of regulations, such as those governing our laboratory facilities as well as regulations that apply to businesses in the private sector generally, we are not subject to many of the types of regulations that ordinarily apply to companies in the life sciences, biotechnology and pharmaceutical sectors and industries. However, we believe that the long-term success of our business depends, in part, on our partners’ ability to successfully develop and sell products using the antibodies that we discover. The regulations that govern our pharmaceutical and biotechnology partners are those we therefore believe have the most significant impact on our business.

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

One such regulatory authority that is applicable to certain of our partners is the United States Secretary of Health and Human Services’ authority to authorize unapproved medical products, to be marketed in the context of an actual or potential emergency that has been designated by government officials. The COVID-19 pandemic has been designated such a national emergency. After an emergency has been announced, the Secretary of Health and Human Services may authorize the issuance of, and the FDA Commissioner may issue EUAs, for the use of specific products based on criteria established by statute, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA is subject to additional conditions and restrictions and is product-specific. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, so it is not possible to predict how long an EUA may remain in place.

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

Available Information

Our website address is www.abcellera.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our filings with the SEC or documents available on our website, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website.

Item 1A. Risk Factors.

Risks Related to Our Business and Strategy

We have incurred losses in certain years since inception and we may not be able to generate sufficient revenue to maintain profitability.

We expect to invest heavily in our business. We expect to experience fluctuations in revenue and expenses which makes it difficult to evaluate our business. We may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Our net earnings for the year ended December 31, 2020 was $118.9 million and our net earnings for the year ended December 31, 2021 was $153.5 million. As of December 31, 2021, we had accumulated earnings of $267.7 million.  We expect that our operating expenses will continue to increase significantly, including as we:

•	invest in research and development activities to improve our technology and platform;
•	market our solutions to existing and new partners;
•	acquire businesses or technologies to support our business;
•	attract, hire and retain qualified personnel;
•	maintain, expand, enforce, protect and defend our intellectual property portfolio;
•	prosecute and defend our ongoing and any future patent litigation;
•	build our new good manufacturing practices, or GMP, manufacturing facility;
•	create additional infrastructure to support our operations, including expanding our sales and marketing organization;
•	add operational, financial and management information systems and personnel to support our operations as a public company; and
•	experience any delays or encounter issues with any of the above.

Our expenses could increase beyond expectations for a variety of reasons, including our growth strategy and the increase in our operations. Since our inception, we have financed our operations primarily from revenue from upfront payments generated through our receipt of technology access fees and discovery research fees through the performance of service contracts with our partners, payments from partners upon the satisfaction of clinical milestones, government funding and one off government grants, the incurrence of indebtedness, and from private placements of our common and convertible preferred shares. Given our strategy and plans to invest in enhancing and scaling our business, we will need to generate significant additional revenue to achieve and sustain future profitability. Even though we have achieved profitability, we cannot be sure that we will remain profitable for any sustained period of time. We may not be able to generate sufficient revenue to sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

Our revenue has fluctuated from period to period, and our revenue for any historical period may not be indicative of results that may be expected for any future period.

During the year ended December 31, 2020, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, as well as royalty payments for the first time. During the year ended December 31, 2021, we continued to receive milestone and royalty payments. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020 and 2021, these royalty payments related to our partnership with Eli Lilly upon sales of bamlanivimab, an antibody therapy designed to treat and prevent COVID-19. Therefore, significant amount of royalty payments that we have received in recent periods are derived from a compound developed in a single partnership, and there can be no assurance that the revenues we have generated in such periods will be replicated in future periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, to be subject to future distribution, use pauses and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our platform. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.

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
•

general social, political and economic conditions and other factors, including inflationary pressures and factors unrelated to our operating performance or the operating performance of our competitors.

For example, 2020 was the first year in which we received payments from a partner beyond upfront fees. The antibody, bamlanivimab developed by Eli Lilly and Company, has undergone clinical testing and has received EUA from the FDA, and we have received associated milestone payments and royalties on net sales in 2020 and 2021. Eli Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate through clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had this one program result in milestone and royalty payments to us to date and we have not yet had a program receive marketing approval. There is no guarantee that we will continue to generate the levels of revenue, particularly milestone and royalty revenues, from our partnerships as we have experienced in recent periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, to be subject to future distribution, use pauses and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab. In addition, we have only recently begun to generate licensing revenue from our Trianni humanized rodent platform. There can be no assurance that we will continue to generate or expand our licensing revenue from this product offering in future periods.

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

Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 24 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery platform, or the realization of other risks described in this annual report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. Such additional financing may not be available on terms acceptable to us or at all.

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders would result. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. For example, our agreement with the Strategic Innovation Fund, or SIF requires us to obtain consent in the event that an individual or company (or two or more of them acting in concert) acquires the direct or indirect beneficial ownership of 20% or more of our voting securities. In the event consent is not obtained, the agreement may be terminated and we will be obligated to repay all or a portion of the contribution amounts from SIF.

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

We utilize our antibody discovery platform to identify antibodies for further development and potential commercialization by our partners. As a result, the quality and sophistication of our platform and technology is critical to our ability to conduct our research discovery activities and to deliver more promising molecules and to accelerate and lower the costs of discovery as compared to traditional methods for our partnerships. In particular, our business depends, among other things, on:

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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For the year ended December 31, 2020, three of our partners accounted for 35%, 25% and 14% of our research fees revenue and eight partners accounted for the remaining 26% of research fees revenue. For the year ended December 31, 2020 we recognized our first milestone and royalty revenue streams, totaling $213.3 million, exclusively from our partnership with Lilly. For the year ended December 31, 2021, four partners accounted for 29%, 17%, 11% and 10% of our research fees revenue and twelve partners accounted for the remaining 33% of research fees revenue. For the year ended December 31, 2021, we recognized licensing revenue of $7.0 million and royalty revenue of $327.4 million exclusively from our partnership with Lilly. Because a significant portion of our revenue in 2020 and 2021 was derived from sales of bamlanivimab, any reduction in sales of this compound may materially and adversely affect our results of operations for future periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, to be subject to future distribution, use pauses and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab.

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

We use our platform to offer antibodies to partners who are engaged in antibody discovery and development. These partners include large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations. While we receive upfront payments generated through our receipt of technology access fees and discovery research fees for performing research activities for our partners, we estimate that the vast majority of the economic value of the contracts that we enter into with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our partnerships to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high quality antibodies, there can be no assurance that our partnerships will successfully develop, secure marketing approvals for and commercialize any drug candidates based on the antibodies that we discover. As a result, we may not realize the intended benefits of our partnerships. We initiated our partnering program in 2015 and have only had one AbCellera discovery program and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval.

Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, there may not be successful development of any drug candidates with the antibodies that we discover, or we and our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized. For example, under our research agreement with Eli Lilly, we are eligible to receive and have received payments upon the achievement of certain development milestones and are eligible to receive royalties resulting from sales of both COVID-19 and non-COVID-19 products that incorporate antibodies we discovered. While we have received milestone and royalty payments from this collaboration, there can be no assurance that we will receive additional milestone payments or any royalties in the future. Furthermore, there can be no assurance that Eli Lilly will be successful in its further development of bamlanivimab. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, to be subject to future distribution, use pauses and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab.

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

We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in approximately 400 employees as of December 31, 2021. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.

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

We use our technology stack for the discovery of antibodies and, since our inception, we have dedicated a substantial portion of our resources on the development of our platform and the technology that it incorporates to further enhance our antibody discovery platform. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect operating results and that such investments may not generate sufficient technological advantage relative to alternatives in the market which would, in turn, impact revenues to offset liabilities assumed and expenses associated with these new investments. The industry in which we operate changes rapidly as a result of technological and drug developments, which may render our solutions less desirable. We believe that we must continue to invest a significant amount of time and resources in our platform and technology to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if our technology stack is not able to accelerate the process of antibody discovery as quickly as we anticipate, our revenue and operating results may be adversely affected.

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

From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Certain of our partners have also made public statements regarding their expectations for the development of programs under partnership with us and they and other partners may in the future make additional statements about their goals and expectations for partnerships with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future partners’ antibody discovery and development programs, the amount of time, effort, and resources committed by us and our current and future partners, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our partners’ current and future programs will advance or be completed in the time frames we or they expect. If our partners fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common shares could decline.

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
•

In antibody RepSeq, companies that provide access to similar technologies such as 10X Genomics Inc., Adaptive Biotechnologies Corp., Atreca Inc. and Distributed Bio Inc. (acquired by Charles River Laboratories in 2021)

•	In bispecific antibody engineering, from companies that provide access to similar technologies such as Abbvie Inc., Genmab A/S, Merus N.V. and Zymeworks Inc.
•

In discovery using genetically engineered rodents, companies that provide access to similar technologies such as Ablexis LLC, Crescendo Biologics Ltd., Harbour Antibodies BV, Kymab Ltd., Ligand Pharmaceuticals Inc. and RenBio Inc.

We also face direct business competition from companies that provide antibody discovery services using technologies such as hybridoma and display. Companies with discovery business models that include downstream payments include Adimab LLC, Distributed Bio Inc. (acquired by Charles River Laboratories in 2021) and WuXi Biologics Inc. In addition, we compete with a variety of fee-for-service contract research organizations that provide services, in most cases using legacy technologies, that compete with one or more steps in our technology stack. In addition, our partners may also elect to develop their workflows on legacy systems rather than rely on our platform.

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

Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain research activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development. For example, while we have in the past been able to identify a potential drug candidate for human testing within 90 days, there is no assurance that we will be able to do so on this timeframe again in the future, or at all. To date, we have only had one program result in clinical milestone and royalty payments to us. While our partnership with Eli Lilly has produced bamlanivimab, an antibody for which Eli Lilly was granted two EUAs by the FDA, for administration alone and together with etesevimab, and a similar authorization by Health Canada for bamlanivimab alone, we have not yet had a program receive full marketing approval. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, to be subject to future distribution, use pauses and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.

If we are unable to support demand for our antibody discovery platform, including ensuring that we have adequate teams and facilities to meet increased demand, or if we are unable to successfully manage our anticipated growth, our business could suffer.

We have experienced significant growth in the number of programs under contract in recent periods for which we are conducting research discovery activities. As we secure additional programs under contract and as our partners initiate discovery programs, our operational capacity to execute such research activities may become strained. We are also planning to devote significant resources to vertical integration into our platform. As a result, our strategy requires us to successfully scale our teams and facilities to meet future demand for our solutions. Our ability to grow our capacity will depend on our ability to expand our workforce and our facilities, and increase efficiency through automation and software solutions. We may also need to purchase additional equipment, some of which can take several months or more to procure and set up. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented and in a timely manner. For example, we are currently expanding our facilities in Vancouver and internationally. Such facilities require purpose-built buildings often with rezoning requirements. Such projects are typically long in duration and subject to delays. Failure to manage this growth could result in delays, higher costs, declining quality, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our data packages and could damage our reputation and the prospects for our business.

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

We provide our antibody discovery solution and capabilities in industries that are characterized by significant enhancements and evolving industry standards. As a result, our partners’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our platform may become less desirable in the markets we serve, and our partners could move to new technologies offered by our competitors or engage in antibody discovery themselves. Though we believe partners in our markets display a significant amount of loyalty to their supplier of research or a particular product or service, we also believe that because of the initial time investment required by many of our partners to reach a decision about whether to partner with us, it may be difficult to regain that customer once the customer enters into a partnership or collaboration agreement with a competitor. Without the timely introduction of new solutions and technological enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies and markets to further broaden and deepen our capabilities and expertise in antibody discovery and development. For example, to the extent we fail to timely introduce new and innovative technologies or solutions, adequately predict our partners’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store petabytes of sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our strategic partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over the first three risks.

Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any third-party provider we may utilize, may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties. Although we have implemented security measures and a formal enterprise security program to prevent unauthorized access to sensitive data, there is no guarantee that we can protect our systems from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Although drug manufacturers are not directly subject to HIPAA, prosecutors are increasingly using HIPAA-related theories of liability against drug manufacturers and their agents and we also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition, U.S. states have enacted and are considering enacting laws relating to the protection of patient health and other data, which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means our obligations under the CCPA could evolve in the future, which may increase our compliance costs and potential liability.

Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

We may also become subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”) has adopted data protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal data in the EEA. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party processors in connection with the processing of the personal data. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of EEA countries may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

The interpretation and application of consumer, health-related and data protection laws in the United States, the EEA, and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to data privacy or data protection may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Furthermore, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities

Our marketing department is expanding, and if we are unable to continue this growth and effectively execute on our marketing strategy, our business may be adversely affected.

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

Our success depends on the skills, experience and performance of key members of our senior management team. The individual and collective efforts of these employees will be important as we continue to develop our platform and our technology, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While certain of our executive officers are party to employment contracts with us, we cannot guarantee their retention for any period of time beyond the applicable notice period.

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

We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.

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

Our data packages are currently not subject to approval by the FDA. However, our business could in the future become subject to regulation by the FDA, or comparable international agencies. For example, in May 2020, we announced that we received a commitment from the Government of Canada under Innovation, Science and Economic Development’s, or ISED, Strategic Innovation Fund, or SIF, of up to CAD $175.6 million ($125.6 million), the proceeds of which we plan to use to build a GMP facility in Vancouver, British Columbia, which will house our manufacturing and manufacturing support infrastructure. This facility, once completed, will become subject to various regulations, which could include regular inspections, certifications and audits. Such regulatory approval processes or clearances may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our data packages, could arise at any time, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our data packages or future products, if required.

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

If our operating facilities becomes damaged or inoperable or we are required to vacate a facility, our ability to conduct and pursue our research and development efforts may be jeopardized.

We currently derive the majority of our revenue based upon scientific and engineering research and development and testing conducted in Vancouver, British Columbia. Our facilities and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our partners and develop updates, upgrades and other improvements to our technology and platform, advanced automation systems, and advanced application and workflow software for some period of time. The inability to address system issues could develop if our facilities are inoperable or suffers a loss of utilization for even a short period of time, may result in the loss of partners or harm to our reputation, and we may be unable to regain those partners or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify new facilities or license or transfer our proprietary technology to a third - party. Even in the event we are able to find a third - party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third - party.

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

Any additional insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful liability claim, or series of claims, in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations and prospects, including preventing or limiting the use of our platform to discover antibodies.

Operating as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage, seek alternative insurance options or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.

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

We currently have operations in Canada, the United States, Australia and the United Kingdom and our business strategy incorporates future international expansion. Doing business internationally involves a number of risks including:

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

We are building a GMP facility in Vancouver, British Columbia, to house our manufacturing and manufacturing support infrastructure. We anticipate that some of the suppliers of critical components or materials for our processes may be single or sole source suppliers and the replacement of these suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. There can be no assurance that our supply of components necessary for the operation of this facility will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.

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

Other potential difficulties we may encounter as part of the integration process include (i) the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of the acquisitions in a seamless manner that minimizes any adverse impact on our employees, patients, suppliers and other business partners; and (ii) potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisitions, including costs to integrate the businesses that may exceed the costs that we currently anticipate. As part of our ongoing research and development we may make changes in our planned use of in process research and development which could result in a future impairment of the corresponding intangible asset.

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

As of December 31, 2021, we owned or exclusively licensed over 70 issued or allowed patents and over 70 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Channel Bio, Celium, Trianni, the Trianni Mouse, and TetraGenetics in the U.S., Canada, Australia and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third - party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third - party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our technology stack and antibody discovery platform may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to incorporate the technology covered by these license agreements.

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

10,746,737 and 10,753,933. In September 2020, we filed another complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Berkeley Lights filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Berkeley to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court.  The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Berkeley Lights filed a Petition for Inter-Partes Review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia.  In July 2021, Berkeley Lights filed a second Petition for Inter-Partes Review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia.  In August 2021, Berkeley Lights filed a third Petition for Inter-Partes Review of U.S. Patent No.  10,738,270 that we exclusively license from the University of British Columbia.  In August 2021, the court stayed the patent litigation against Berkeley Lights in view of the Petitions for Inter-Partes Review filed by Berkeley Lights.  A determination on all of the Petitions for Inter-Partes Review filed by Berkeley Lights is expected no later than February 2022.

In August 2020, Berkeley Lights filed a complaint in the Northern District of California against us and our wholly-owned subsidiary Lineage Inc. The complaint includes two counts of unfair competition and one count of non-infringement of a U.S. patent: Patent No. 10,058,839 (the “’839 patent”). Berkeley Lights is seeking, among other things, damages and a declaratory judgment of non-infringement of the ’839 patent. We filed a motion to dismiss the action for lack of jurisdiction and failure to state a claim upon which relief can be granted pursuant to Federal Rules of Civil Procedure 12(b) 1, 2, and 6. In January 2021, the Court determined that there was no jurisdiction over AbCellera or Lineage and dismissed the unfair competition claims but ordered jurisdictional discovery on a limited basis with respect to AbCellera only regarding Berkeley Lights’ request for declaratory judgment on the ‘839 patent. In July 2021, Berkeley voluntarily dismissed this lawsuit.

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

Ensuring that we have effective internal financial and accounting controls and procedures in place so that we can produce financial statements that are, in all material respects, in conformity with accounting principles generally accepted in the United States of America, on a timely basis is a costly and time-consuming effort that needs to be re-evaluated annually. We are also subject to the reporting and compliance requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, which require annual management assessment of the effectiveness of our internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

We previously identified and remediated a material weakness in our internal control over financial reporting and if we fail to maintain an effective system of internal control in the future, this could result in future material weaknesses being identified.

As described in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified a material weakness in internal controls related to an overstatement of lease liability upon adoption of ASU 2016-02, as well as certain other adjustments. During 2021, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2021. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate effectively. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could result in violations of applicable securities laws, stock exchange listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

Pursuant to our incentive plan, that we adopted in connection with our IPO, our management is authorized to grant equity incentive awards to our employees, directors and consultants.

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

Our executive officers, directors, and 5% shareholders beneficially currently own over twenty percent of our common shares in the aggregate, based on ownership information filed by such holders. Therefore, these shareholders have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

Additionally, as of December 31, 2021, certain holders of our common shares have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly, indirectly, or constructively, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.

The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, those changes to the attribution rules may result in ownership of the stock of our non-U.S. subsidiaries being attributed to our U.S. subsidiaries, which could result in our non-U.S. subsidiaries being treated as CFCs and certain U.S. Holders of our common shares being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFCs. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We believe that we and our non-U.S. subsidiaries will not be treated as CFCs in the 2021 taxable year solely by virtue of direct or indirect ownership by Ten Percent Shareholders. However, we believe that our non-U.S. subsidiaries may be treated as CFCs in the 2021 taxable year due to attribution rules that deem constructive ownership by our U.S. subsidiaries. It is unclear whether we would be treated as a CFC in a subsequent taxable year. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.

U.S. Holders should consult their tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC, including the possibility and consequences of becoming a Ten Percent Shareholder in our non-U.S. subsidiaries that may be treated as CFCs due to the changes to the attribution rules. If we are classified as both a CFC and a PFIC (as defined below), we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC (referred to as the “CFC/PFIC overlap rule”). A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is (i) an individual who is a citizen or resident of the United States, (ii) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S. Treasury Regulations. Recent proposed changes to PFIC regulations, if adopted, would expand the definition of “U.S. Holder” for purposes of the CFC/PFIC overlap rule and other PFIC rules, elections, and reporting requirements discussed below. The proposed regulations would require domestic partnerships and S-corporations to be treated as an aggregate of their partners or shareholders rather than as entities, which may result in such partners and shareholders to now be subject to the PFIC rules where they previously were not. It is unclear whether these proposed regulations may be adopted or if they will undergo further modifications before they are finalized. If adopted, it is also unclear when will be the effective date of the final regulations.

Our U.S. shareholders may suffer adverse tax consequences if we are characterized as a PFIC.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income (such as interest income), or at least 50% of the gross value of our assets (determined on the basis of a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including good will and other intangible assets), which will be affected by how, and how quickly, we utilize any cash that was raised in any of our financing transaction. If we were a publicly traded CFC or not a CFC for any part of such year, the value of our assets generally may be determined by reference to the fair market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We believe we were not classified as a PFIC during the taxable year ended December 31, 2021. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, we cannot provide any assurances regarding our PFIC status for any current or future taxable years.

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

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

General Risk Factors

Our business has been and may continue to be adversely affected by the ongoing COVID-19 pandemic.

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

As a result of the ongoing COVID-19 pandemic, or similar pandemics and outbreaks, we have experienced and may continue to experience severe delays and disruptions, including, for example:

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

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

As of this report, we are subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq, to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that apply to us since we ceased to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and research and development facilities are located in Vancouver, British Columbia, where we lease approximately 32,000 square feet of space under leases expiring between 2022 and 2028. In 2021, through our Dayhu and Beedie joint ventures, we began building out a new, dedicated corporate headquarters currently under construction that will provide us with 48,000 square feet of additional lab and office space under a lease expiring in 2031. Channel Bio, our wholly owned subsidiary, occupies approximately 8,000 square feet of office and laboratory space in Sydney, Australia, with a leases that expires between 2022 and 2032. We have the option to elect to acquire additional land for our GMP facility for $25.0 million. We also lease additional office and laboratory space in other jurisdictions in which we operate, and we believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

We are currently involved in the following litigation matters:

Patent Infringement Litigation

In July 2020, we filed a complaint against Berkeley Lights, in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and

10,704,018, by making, using, offering for sale, selling and/or importing Berkeley Lights’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Berkeley Lights filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Berkeley to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court.  The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Berkeley Lights filed a Petition for Inter-Partes Review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia.  In July 2021, Berkeley Lights filed a second Petition for Inter-Partes Review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia.  In August 2021, Berkeley Lights filed a third Petition for Inter-Partes Review of U.S. Patent No.  10,738,270 that we exclusively license from the University of British Columbia.  In August 2021, the court stayed the patent litigation against Berkeley Lights in view of the Petitions for Inter-Partes Review filed by Berkeley Lights.  A determination on all of the Petitions for Inter-Partes Review filed by Berkeley Lights is expected no later than February 2022.

Unfair Competition and Declaratory Judgment of Non-Infringement

In August 2020, Berkeley Lights filed a complaint in the Northern District of California against us and our wholly-owned subsidiary Lineage Inc. The complaint includes two counts of unfair competition and one count of non-infringement of a U.S. patent: Patent No. 10,058,839 (the “’839 patent”). Berkeley Lights is seeking, among other things, damages and a declaratory judgment of non-infringement of the ’839 patent. We filed a motion to dismiss the action for lack of jurisdiction and failure to state a claim upon which relief can be granted pursuant to Federal Rules of Civil Procedure 12(b) 1, 2, and 6. In January 2021, the Court determined that there was no jurisdiction over AbCellera or Lineage and dismissed the unfair competition claims but ordered jurisdictional discovery on a limited basis with respect to AbCellera only regarding Berkeley Lights’ request for declaratory judgment on the ‘839 patent. In July 2021, Berkeley voluntarily dismissed this lawsuit.

Post-Grant Review of a Berkeley Lights Patent

In February 2020, we filed a petition seeking post-grant review of Berkeley Lights’ U.S. Patent No. 10,646,871 with the United States Patent and Trademark Patent Trial and Appeal Board, or the PTAB.  We are seeking to invalidate Berkeley Lights’ patent on multiple grounds under 35 U.S.C. Sections 102 and 112.  In August 2021, the PTAB declined to institute our Petition.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common shares have been listed on The Nasdaq Global Select Market under the symbol "ABCL" since December 11, 2020. Prior to that date, there was no public trading market for our common shares.

Performance Graph

This graph is not “soliciting material” or subject to Regulation 14A, deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that section, and shall not be deemed incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on December 11, 2020 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2021. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

*$100.00 invested on December 11, 2020 in stock or index, including reinvestment of dividends.

	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
AbCellera Biologics	$68.32	$57.66	$37.35	$34.02	$24.28
Nasdaq Composite Index	104.12	107.02	117.18	116.73	126.39
Nasdaq Biotechnology Index	100.85	100.13	109.09	107.76	100.21

Holders of Common Shares

As of February 15, 2022, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were approximately 76 holders of record of our common shares.

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

Recent Sales of Unregistered Equity Securities

None.

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

Our full-stack, artificial intelligence-, or AI, powered antibody discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. We forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development. As of December 31, 2021, we had 156 discovery programs that are either completed, in progress or under contract with 36 partners. As a recent example, in a collaboration with Eli Lilly and Company, or Lilly, we applied our technology stack to co-develop bamlanivimab, a potential antibody therapy to treat and prevent COVID-19. Starting from a single blood sample obtained from a convalescent patient, we and our partners identified a viable antibody drug candidate within three weeks that advanced into clinical testing 90 days after initiation of the program. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had this one program result in clinical milestone payments to us to date and we have not yet had a program receive marketing approval.

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

Our deals emphasize participation in the success and upside of future antibody therapeutics. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, and downstream payments in the form of clinical and commercial milestones, and royalties on net sales. We also participate in alternative investment opportunities including equity in our business partner and various rights for deeper involvement in moving molecules forward. Longer-term we are eligible to receive additional payments upon satisfaction of clinical and commercial milestones, which we refer to as milestone payments, as well as royalties on sales of products derived from antibodies that we discover for our partners. Our discovery partnerships generally include royalty payments on net sales in the single digit to low-double digit range.

We generated revenue of $233.2 million and $375.2 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, we had a total of 36 partners for whom we were conducting antibody discovery activities. For the year ended December 31, 2020, three of our partners accounted for 35%, 25% and 14% of our research fees revenue and eight partners accounted for the remaining 26% of research fees revenue. For the year ended December 31, 2020 we recognized our first clinical milestone payments and royalty revenue streams, totaling $213.3 million, exclusively from our partnership with Lilly. For the year ended December 31, 2021, four of our partners accounted for 29%, 17%, 11% and 10% of our research fees revenue and 12 partners accounted for the remaining 33% of research fees revenue. For the year ended December 31, 2021, we recognized milestone payments of $7.0 million and royalty revenue of $327.3 million exclusively from our partnership with Lilly. Our partnership with Lilly constituted one of the partnerships that generated 10% or more of our consolidated revenues during the one or more periods described above. With respect to the other partners, we do not believe the loss of any one or more of such partners would have a material adverse effect on us and our subsidiaries taken as a whole. We have also grown the number of programs that we have under contract with our partners, as illustrated by the following charts.

We incurred sales and marketing expenses of $3.8 million and $6.9 million for the years ended December 31, 2020 and 2021, respectively. We are increasing investment into our business development team and into marketing our solutions to new and existing partners.

We focus a substantial portion of our resources on research and development efforts towards deepening our technology and expertise along our technology stack, and we expect to continue to make significant investments in this area for the foreseeable future. We incurred research and development expenses of $29.4 million and $62.1 million for the years ended December 31, 2020 and 2021, respectively. We incurred general and administrative expenses of $11.9 million and $41.8 million for the years ended December 31, 2020 and 2021, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

To date, we have financed our operations primarily from revenue from our antibody discovery partnerships in the form of revenue, government funding from grants, external borrowings, and from the issuance and sale of convertible preferred shares and notes, and common shares.

Our net earnings for the year ended December 31, 2020 was $118.9 million and our net earnings for the year ended December 31, 2021 was $153.5 million. As of December 31, 2021, we had accumulated earnings of $267.7 million and we had balance of cash, cash equivalents, and marketable securities totaling $723.0 million.

Recent Developments

In February 2022, we announced that bebtelovimab (LY-CoV1404), the second antibody developed through our collaboration with Lilly, received EUA from the FDA for the treatment of mild-to-moderate COVID-19. Lilly announced in February 2022 that they entered into a purchase agreement with the U.S. government to supply up to 600,000 doses of bebtelovimab no later than March 31, 2022, with an option of 500,000 additional doses no later than July 31, 2022, for at least $720 million.

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

•

Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of December 31, 2021, we had 156 discovery programs that are either completed, in progress or under contract with 36 partners. We are building our business development team across the major biotechnology geographic hubs in order to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our platform. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our technological differentiation.

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

•

Rate and timing of selecting and initiating discovery projects by our partners. Once programs are secured under contract, partners must select targets and agree on a detailed statement of work before we commence discovery research on any antibodies. The rate and timing of such selection and initiation differs from partner to partner. Research fees that we recognize under our partnerships depend on our delivery of antibodies for development by our partners and delays by our partners in selecting targets and agreeing on statements of work may impact revenue recognition.

•

Investing in enhancements to our technology stack. Our ability to maintain and expand our partnerships is dependent on the advantages our technology stack delivers to our partners. We intend to maintain our leading position through research and development investments to refine and add capabilities in areas such as computation, protein engineering, immunization technologies, genetically engineered rodents and cell line selection. We have successfully closed and will continue to look for strategic technology acquisitions to improve, broaden and deepen our capabilities and expertise in antibody discovery and development, or those that offer opportunities to expand our partnership business into adjacent therapeutic modalities. We intend to devote substantial resources to continue to improve our technological differentiation which will impact our financial performance.

•

Scaling our operations to execute on discovery programs. As we secure additional programs under contract and as our partners initiate discovery programs, our operational capacity to execute such research activities may become strained. We are making significant investments in capital and time to increase our ability to address future growth, including building new headquarters through our Dayhu and Beedie joint ventures, building a new small-scale manufacturing plant, investing in research and development and hiring more talented personnel across functions. We have new facilities under development scheduled to take occupancy in early 2022 and 2023 that are intended to materially expand capacity. As we expand our workforce, we expect a significant increase in our operating expenses, including stock - based compensation.

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

	Year Ended December 31,		Change
Cumulative Metrics	2020	2021	%
Number of discovery partners	27	36	33%
Programs under contract	103	156	51%
Program starts	52	78	50%
Programs in the clinic	1	5	400%

The table below outlines the details of molecules in the clinic as of December 31, 2021:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, Emergency Use Authorization (EUA)	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
Bebtelovimab (LY-CoV1404)	Phase 2	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015	IND approved	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	Discovery partnership

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

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to December 31, 2021:

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

We expect that our revenue, particularly revenue arising from royalties of antibodies sold by our partners, will fluctuate from period to period due to variances in demand for such antibodies and the status of regulatory approvals or emergency use authorizations for such antibodies. We expect that our overall revenue will fluctuate from period to period due to the timing of securing additional programs under contract, the inherently uncertain nature of the timing of milestone achievement, our dependence on the program decisions of our partners and uncertainty in sales of our antibodies by our partners that generate royalty revenue.

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

Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, benefits, incentive compensation and stock-based compensation costs for employees within our commercial sales functions, as well as marketing, travel expenses and information technology costs that are directly associated with sales and marketing efforts, such as client relationship management tools and other information technology data tools to provide insight into market segments and trends. We expect our sales and marketing expenses to increase in absolute dollars as we expand our commercial sales, marketing and business development teams; increase our presence globally; and increase marketing activities to drive awareness and adoption of our platform. While these expenses may vary from period to period as a percentage of revenue, we expect these expenses to increase as a percentage of sales in the short term as we continue to grow our commercial organization to drive anticipated growth in the business.

General and administrative expenses. General and administrative expenses primarily consist of salaries, benefits, incentive compensation and stock-based compensation costs for employees in our executive, accounting and finance, project management, corporate development, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. General and administrative expenses also include all rent and facilities expenses for all employees, regardless of department or function. We expect that our general and administrative expenses will continue to increase in absolute dollars in future periods, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, public relations, insurance and professional services. We expect these expenses to vary from period to period as a percentage of revenue.

Depreciation and amortization. Depreciation expense consists of the depreciation of property and equipment used actively in the business, primarily by research and development activities. Amortization expense includes the amortization of intangible assets over their respective useful lives.

Other (Income) Expense

Interest income. Interest income consists primarily of interest earned on cash, cash equivalent, and marketable securities balances.

Interest and other expense. Interest expense consists primarily of financing fees, fair value adjustments of contingent consideration and investments, and includes interest on borrowings under any credit agreements.

Foreign exchange (gain) loss, net. Foreign exchange (gain) loss, net, consists of income or loss due to fluctuation in exchange rates in the foreign jurisdictions that we operate in. All of our historical revenue has been generated in U.S. dollars.

Grants and incentives. Grants and incentives include cost recovery on activities that qualified for approved projects supported by grant funding or tax credits. Grants primarily include the benefit from programs administered by the Canadian government’s Ministry of Innovation, Science and Economic Development, Strategic Innovation Fund. To the extent that grant funding covers capital expenditures, a deferred credit is recorded on the balance sheet and recognized ratably over the benefit period of the related expenditure for which the grant was intended to compensate.

Tax credits include benefits from the Canadian Scientific Research and Experimental Development, or SR&ED, program, the Australian R&D Tax Incentive program and U.S. federal and state research and experimentation tax credits. Where we qualify for refundable tax credits, these are included in grants and incentives in the year the qualifying expenditure is made. Non-refundable tax credits are recognized as a reduction to income tax expense in the year they are earned and are included in a note in the financial statements. We expect to continue to benefit from these tax programs in the future.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this annual report. The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2019	2020	2021
Revenue:
Research fees	$11,612	$19,848	$19,076
Licensing revenue	-	-	20,778
Milestone payments	-	15,000	8,000
Royalty revenue	-	198,307	327,349
Total revenue	11,612	233,155	375,203
Operating expenses:
Royalty fees	-	27,143	45,516
Research and development(1)	10,113	29,393	62,062
Sales and marketing(1)	1,263	3,842	6,913
General and administrative(1)	2,749	11,910	41,848
Depreciation and amortization	1,604	4,836	14,451
Total operating expenses	15,729	77,124	170,790
Income (loss) from operations	(4,117)	156,031	204,413
Other (income) expense:
Interest income	(155)	(293)	(3,330)
Interest and other expense	209	6,511	5,225
Foreign exchange (gain) loss	(186)	300	855
Grants and incentives	(1,774)	(8,320)	(17,486)
Total other income	(1,906)	(1,802)	(14,736)
Net earnings (loss) before income tax	(2,211)	157,833	219,149
Income tax expense	-	38,915	65,685
Net earnings (loss)	$(2,211)	$118,918	$153,464
Foreign currency translation adjustment	-	-	280
Comprehensive income (loss)	$(2,211)	$118,918	$153,744

Net earnings (loss) per share attributable to common shareholders
Basic	$(0.01)	$0.53	$0.56
Diluted	$(0.01)	$0.45	$0.48
Weighted-average common shares outstanding
Basic	151,327,560	159,195,023	275,763,745
Diluted	151,327,560	263,129,765	318,294,236

(1)	Amounts are exclusive of depreciation and amortization. Amounts include stock-based compensation as follows:

	Year Ended December 31,
	2019	2020	2021
Research and development expenses	$606	$5,365	$15,663
Sales and marketing expenses	85	1,691	2,120
General and administrative expenses	199	1,341	12,863
Total stock-based compensation	$890	$8,397	$30,646

Comparison of the Years Ended December 31, 2020 and 2021

Revenue

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Revenue
Research fees	$19,848	$19,076	$(772)	(4)%
Licensing revenue	-	20,778	20,778	N/A
Milestone payments	15,000	8,000	(7,000)	(47)%
Royalty revenue	198,307	327,349	129,042	65%
Total revenue	$233,155	$375,203	$142,048	61%

Revenue increased by $142.0 million from the year ended December 31, 2020 to the year ended December 31, 2021. In 2021, we received milestone revenue upon the first commercial sale in Europe by Lilly relating to molecule bamlanivimab for treatment of COVID-19 in the amount of $7.0 million and $1.0 million in milestone payments from Trianni licenses. Royalty revenue of $327.3 million for the year ended December 31, 2021 are directly associated with the specified percentage of proceeds that Lilly received from the sales of bamlanivimab. We earned $20.8 million in licensing revenue related to the Trianni humanized rodent platform business. The significant growth we delivered in program starts drove higher research fees in the year on non-COVID-19 discovery programs, offset by fees earned last year against our COVID-19 discovery program leading to a net decrease in research fees of $0.8 million.

Operating Expenses

Royalty fees

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Royalty fees	$27,143	$45,516	$18,373	68%

Royalty fees increased by $18.4 million from the year ended December 31, 2020 to the year ended December 31, 2021. Royalty fees are directly attributable to the royalty revenues received by the Company from sales of bamlanivimab by Lilly due to AbCellera’s collaborators in pandemic response.

Research and Development, Exclusive of Depreciation and Amortization

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Research and development	$29,393	$62,062	$32,669	111%

Research and development expenses increased by $32.7 million, or 111%, from the year ended December 31, 2020 to the year ended December 31, 2021 reflecting continuing strong investments in the capacity and capabilities of AbCellera’s antibody discovery and development platform. $13.2 million of the increase is due to the increase in compensation expense consistent with increased headcount. $10.2 million of the increase relates to stock-based compensation expense. $13.6 million of the increase is attributed to an increase in facilities, research materials, supplies and services consistent with the overall increase in research and development activities. The overall increase was partly offset by the decrease in IPR&D expense of $4.2 million attributable to the 2020 purchase of the OrthoMab bispecific platform, and licensing fees incurred during the prior period.

Sales and Marketing

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$3,842	$6,913	$3,071	80%

Sales and marketing expenses increased by $3.1 million, or 80%, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase was primarily driven by increased headcount in business development and marketing staff which resulted in an increase of $1.5 million in compensation expenses. $0.8 million of the increase is attributable to a donation made to Surrey Hospital to fund a study related to bamlanivimab in Canada. The remaining increase of $0.5 million is attributable to increased recruiting and consulting fees.

General and Administrative

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$11,910	$41,848	$29,938	251%

General and administrative expenses increased by $29.9 million, or 251%, from the year ended December 31, 2020 to the year ended December 31, 2021. $11.7 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense. $4.1 million of the increase is related to increased compensation expense, excluding stock-based compensation, which was driven by increased headcount within the general and administrative function. $7.3 million is attributable to legal fees and other corporate matters relating to being a public company and protecting our intellectual property. $6.7 million of the increase in general and administrative expense is due to increased expenditures related to rent and facilities expense, software, insurance premiums, and increased general office and expenses to support the growth of the Company.

Depreciation and Amortization

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Depreciation and amortization	$4,836	$14,451	$9,615	199%

Depreciation and amortization expense increased by $9.6 million, or 199%, from the year ended December 31, 2020 to the year ended December 31, 2021. Depreciation expense increased by $2.1 million due to the depreciation of equipment and facilities related to capital equipment purchases of $8.4 million in the year. Amortization expense increased by $7.5 million due to the amortization of acquired intangible assets over their respective useful lives.

Other (Income) Expense

Interest Income

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Interest income	$(293)	$(3,330)	$(3,037)	1037%

Interest income increased by $3.0 million, or 1037%, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase was primarily driven by a larger average cash and cash equivalents balances maintained in the year ended December 31, 2021 compared to the prior period.

Interest and Other Expense

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Interest and other expense	$6,511	$5,225	$(1,286)	(20)%

Interest and other expense decreased by $1.3 million, or 20% from the year ended December 31, 2020 to the year ended December 31, 2021. $4.9 million of the decrease relates to combined interest, and cancellation fees and legal fees on early retirement of the OrbiMed credit agreement in July 2020, in addition to interest expense on the credit facility for the period before retirement. This was offset by a $3.4 million increase in fair value adjustments of contingent consideration and investments.

Foreign Exchange (Gain) Loss

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Foreign exchange (gain) loss	$300	$855	$555	185%

Foreign exchange (gain) loss increased by $0.6 million from the year ended December 31, 2020 to the year ended December 31, 2021. Foreign exchange gains and losses are driven primarily by foreign denominated cash balances that we maintain and the relative exchange rates against the U.S. dollar.

Grants and Incentives

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Grants and incentives	$(8,320)	$(17,486)	$(9,166)	110%

Grants and incentives increased by $9.2 million, or 110%, from the year ended December 31, 2020 to the year ended December 31, 2021. The increase was primarily driven by an increase in activity relating to research and development expenditures that are eligible for the SIF project.

Income Tax Expense

	Year Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Income tax expense	$38,915	$65,685	$26,770	69%

Income taxes increased by $26.8 million, or 69%, from the year ended December 31, 2020 to the year ended December 31, 2021. For the year ended December 31, 2021, our provision for income taxes is $65.7 million primarily relating to current net earnings and partly offset by deferred income taxes due to timing of differences between accounting net income and taxable income.

Comparison of the Years Ended December 31, 2019 and 2020

Revenue

	Year Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Revenue
Research fees	$11,612	$19,848	$8,236	71%
Licensing revenue	-	-
Milestone payments	-	15,000	15,000	N/A
Royalty revenue	-	198,307	198,307	N/A
Total revenue	$11,612	$233,155	$221,543	1908	%

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

Operating Expenses

Royalty fees

	Year Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Royalty fees	$—	$27,143	$27,143	N/A

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

General and administrative expenses increased by $9.2 million, or 333%, from the year ended December 31, 2019 to the year ended December 31, 2020. $1.9 million of the increase is related to the closing of our 2020 preferred share financing and IPO including legal, accounting and other professional services which are not expected to recur in future periods. $2.9 million of the increase was driven by increased headcount within the general and administrative function and the associated compensation expenses. This investment in the general and administrative function was necessary to support both the overall growth of the Company as well as to prepare for being a listed company. $2.1 million is attributable to legal fees incurred with respect to Berkeley litigation and legal IP matters.

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

Foreign Exchange (Gain) Loss

	Year Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Foreign exchange (gain) loss	$(186)	$300	$486	(261)%

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

Grants and incentives increased by $6.5 million, or 369%, from the year ended December 31, 2019 to the year ended December 31, 2020. The increase was primarily driven by expenses for which there was cost recovery related to the SIF project entered into between us and the Government of Canada in April 2020, in the amount of $6.8 million. Any additional cash from the SIF project that we receive for eligible capital expenditure activities will result in recognition of a deferred credit on the balance sheet. Subsequent to the third quarter, a number of expenditures incurred were identified as not being eligible under the SIF project which directly impacted the grant and incentives recovery amounts recognized in the year.  These expenditures did not impact the commitment under the SIF project for $125.6 million of funding from the Government of Canada to AbCellera. Future eligible expenditures for the project and associated reimbursement will be recognized in a subsequent reporting period.

Liquidity and Capital Resources

As of December 31, 2021, we had $723.0 million of cash, cash equivalents, and marketable securities, comprising $476.1 million in cash and cash equivalents and $246.8 million in marketable securities. The increase of $128.9 million since December 30, 2020 was primarily from cash flow from operations and driven by the receipt of accounts receivable relating to royalties from bamlanivimab in the year ended December 31, 2021.

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

Sources of Liquidity

Since our inception, we have financed our operations primarily from revenue in the form of research fees, milestone payments, and royalty payments from partners, government grants, and debt and equity financings.

Financings and Option Exercises

As of December 31, 2020, we raised a total of $688.4 million from the issuance of common shares in our IPO, the issuance and sale of convertible preferred shares and notes, common shares, net of costs associated with such financings, and exercises of employee share options. As of December 31, 2021, we raised proceeds of $4.0 million from the exercise of employee share options.

Government of Canada’s Strategic Innovation Fund

In April 2020, we entered into a multi-year agreement with the Canadian government’s Strategic Innovation Fund, or SIF. Under this agreement, up to CAD $175.6 million ($125.6 million) was committed by the Government of Canada to be directed towards two key stages of a project.

The first stage will provide financial support to our operations during the work that we perform for the discovery of antibodies against COVID-19. The funding supports investment into equipment, teams and physical space to advance our platform for future pandemic preparedness. The Canadian government has committed up to CAD $63.9 million ($45.7 million) towards this stage of the project, based on costs incurred and paid and such funding is non-repayable. As of December 31, 2021, we have claimed a total of $37.9 million under this first stage of the project.

The second stage of the project is intended to fund the expansion of research and development; building out process development and chemistry, manufacturing and control, or CMC, capabilities; constructing a facility for GMP manufacturing; and all related supporting laboratory and office requirements. The project related budget includes project costs for the land and building, the fit out for offices, labs, GMP cleanrooms as well as the equipment required to develop fully functional CMC and GMP capabilities as required to support clinical trials. The Canadian government has committed up to CAD $111.7 million ($79.9 million) for this project, contingent upon costs incurred and paid, with the rest to be co-funded by us through partnering with a developer and taking a co-ownership position in the resulting facilities. SIF funding for this project is expected to occur between 2021 and 2025. Repayment of SIF assistance received for this stage of the project will be calculated as a percentage rate of AbCellera’s revenue, with payment made to the Government of Canada on an annual basis during the repayment period of fifteen years starting in 2027. Repayment on this stage of the project is conditional on revenue thresholds being achieved in seven years, a year following the completion of the project and over the subsequent ten-year period. If the revenue threshold is not met, the SIF funding contribution will be non-repayable. This funding and its associated conditional repayment is not secured by any of our assets or that of the project, and includes certain non-financial covenants and restrictive covenants on dividend payments or other shareholder distributions that would prevent the Company in satisfying its obligations under the arrangement. As of December 31, 2021, we have claimed a total of $21.6 million under this second stage of the project. No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable at December 31, 2021.

We conduct work, incur expenses and fund all costs from our own cash resources. On a quarterly basis, we submit claims to the SIF for eligible reimbursable expenses. For the year ended December 31, 2021, we claimed a total of $47.1 million under SIF.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2019	2020	2021
Net cash provided by (used in):
Operating activities	$2,694	$22,690	$244,584
Investing activities	(5,780)	(119,780)	(332,247)
Financing activities	195	683,653	(3,886)
Effect of exchange rate changes on cash and cash equivalents	-	-	(1,425)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(2,891)	$586,563	$(92,974)

Operating Activities

Net cash provided by operating activities increased from $22.7 million in the year ended December 31, 2020 to $244.6 million in the year ended December 31, 2021. The increase resulted primarily from increased revenue from royalty and licensing streams, satisfaction of clinical milestones under our partnership with Eli Lilly, and continued discovery research activities, as well as upfront payments from securing new multi-year, multi-target contracts with partners.

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

Investing Activities

Net cash used in investing activities increased from $119.8 million in the year ended December 31, 2020 to $332.2 million in the year ended December 31, 2021. The increase in investing activities during 2021 were directly attributed to our investment in marketable securities in addition to real estate, particularly our land purchase related to our future GMP facility. Additional investing activities during the period were related to facilities and equipment expenditures in our Vancouver offices, the acquisition of TetraGenetics, and investment in equity accounted investees, offset by grant funding received in the period.

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

Financing Activities

Net cash provided by financing activities decreased from $683.7 million for the year ended December 31, 2020 to net cash used by financing activities of $3.9 million for the year ended December 31, 2021. This was primarily due to proceeds from Series A2 financing, convertible debentures, and common stock from the IPO in 2020.

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

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at December 31, 2021, other than leases which are recognized as operating lease liabilities in our consolidated balance sheet:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
Commitments(1)	257,711	314	10,434	24,538	222,425
Royalty fees payable	22,506	22,506	-	-	-
Contingent consideration payable(2)	58,820	22,934	30,595	2,360	2,931
Total	$339,037	$45,754	$41,029	$26,898	$225,356

(1)	Includes several leased facilities where the lease commencement dates are subsequent to December 31, 2021.
(2)	As of December 31, 2021, the contingent consideration payable had an estimated fair value of approximately $58.8 million, which has been included as a liability on our consolidated balance sheet.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Purchase and Other Obligations

In the normal course of business, we enter into contracts with third parties for research and development supplies and other services. These contracts generally do not contain minimum purchase commitments and are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2021.

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

Berkeley Lights Litigation

See Item 3 “Legal Proceedings” for detailed information. The timing of the incurrence of legal expenses relating to pending litigation is difficult to predict and the outcome of litigation is inherently uncertain. Related costs and outcomes could materially affect our financial condition and operating results in future periods.

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

Revenue Recognition

Our revenue primarily consists of research fees, milestone payments and royalty revenue, which are generated through our performance of antibody discovery research for our partners, and licensing revenue, which we generated from our Trianni humanized rodent platform. Promised deliverables to our global partners include research and development and licenses. The Company applied ASC 606 to all arrangements to date.

We recognize revenue when we satisfy the performance obligations under the terms of a contract and control of our services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those services.

When applying the revenue recognition criteria of ASC 606 to research fees and milestone payments, management applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, including whether options for additional goods or services represent a material right; allocating the transaction price to performance obligations within a contract; and assessing the recognition and possible future reversal of variable consideration.

Research Fees. The transaction price generally includes fixed fees due at contract inception as well as fixed fees payable at the beginning and end of different phases of the discovery research services performed. Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. We allocate the transaction price to each distinct performance obligation identified in the contract based on relative observable standalone selling prices.

Milestone Payments. At the inception of the arrangement and at each reporting date thereafter, we evaluate whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Whether the criteria for achieving the milestone payments will be met in the future is highly uncertain. Consequently, there is a significant risk that we may not earn all of the milestone payments from each of our arrangements. This uncertainty is considered resolved when the associated event giving rise to the milestone payment occurs.

Royalty Revenue. Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur. The sales are based on sales data reported by our partners. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.

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

As part of our acquisitions of Trianni in 2020, and TetraGenetics in 2021, Goodwill, License, Technology and In-Process Research and Development Intangible (“IPR&D”) intangible assets were recognized. The fair value of the aggregate intangible assets was determined to be $103.6 million and $43.3 million and goodwill was $30.9 million and $16.9 million at the acquisition dates related to Trianni and TetraGenetics, respectively.

IPR&D is classified as indefinite-lived, is not amortized, and is evaluated for impairment on an annual basis on October 1 or more frequently if an indicator of impairment is present. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. At December 31, 2021, our IPR&D was $72.4 million. To test our IPR&D for impairment we first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of our indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Based on our qualitative assessment, we determined there were no potential indicators of impairment of our indefinite-lived intangible assets at October 1, 2021 and during the remainder of 2021.

For our annual goodwill impairment test, we begin with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires us to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of the reporting unit using a valuation method such as discounted cash flow or a relative, market-based approach. At October 1, 2021, we performed a qualitative assessment for our annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill during the remainder of 2021.

As part of our ongoing planned research and development and execution of our programs under contract, changes to our plans due to internal and external factors out of our control could impact the amount and timing of projected future cash flows. As a result, these unplanned changes could result in us performing a quantitative impairment test in the future, which could result in a potential non-cash impairment charge associated with our goodwill or intangible assets, which would reduce our future earnings.

In connection with our acquisition of Trianni, we may be required to make future payments to former shareholders of Trianni upon the achievement of certain earn-out provisions related to a specific customer license ending on April 9, 2024.  As of December 31, 2021, the contingent consideration payable had an estimated fair value of approximately $22.9 million, which has been included as a current liability on our consolidated balance sheet. In connection with our acquisition of TetraGenetics, contingent consideration payable at December 31, 2021 is 35.9 million, all of which is a long-term liability. Contingent consideration payable is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statement of income (loss) and comprehensive income (loss).

In estimating the fair value of the intangible assets and contingent consideration, we applied an income approach based on the present value of the relevant future estimated after-tax cash flows.  The key assumptions include the amount and timing of revenues, success probability, and discount rates. A 10% change in these key assumptions associated with the recognition of intangible assets and contingent consideration would not have a material impact on the amounts recognized.

See Note 21 to our consolidated financial statements for further information related to the accounting for the above acquisitions.

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

Prior to our IPO, as there was no public market for our common shares, we determined the volatility for awards granted with reference to an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. We expect to continue to do so until we have adequate historical data regarding the volatility of the trading price of our common shares on the Nasdaq Stock Market. The risk-free interest rate is determined by reference to government treasury yield curves in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options. We have not paid, and do not anticipate paying, dividends on our common shares; therefore, the expected dividend yield is assumed to be zero.

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

•

Stock options granted after October 2020 and prior to our IPO, the awards had a per-share exercise price based on the factors described above. The EUA application for the bamlanivimab single agent therapy was granted by the FDA on November 9, 2020 and on December 2, 2020, the U.S government announced the purchase of an additional 650,000 doses of bamlanivimab for $812.5 million.

Following the completion of our IPO, the fair value of our common shares are determined based on the quoted market price of our common shares.

See Note 12 to our consolidated financial statements concerning additional stock-based compensation expense and certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2019, 2020 and 2021.

Recent Accounting Pronouncements

See Note 4 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the world. As with many companies around the world, our day to day operations evolved to include work from home policies and requirements for physical distancing for any personnel present in our offices and laboratories. The pandemic impacted our business development activities as shelter-in-place orders, quarantines, travel restrictions and other public health safety measures limited our ability to interact with our existing and potential partners. The impact of the pandemic continues to raise uncertainties which may impact our business going forward. We could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic or similar public health crises. Such crises could adversely impact our ability to conduct on-site laboratory activities, expand our laboratory facilities, secure critical supplies such as reagents, laboratory tools or immunized animals required for discovery research activities, and hire and retain key personnel. In addition, the sustainability of an economic recovery remains unclear as inflationary pressures have increased in Canada, U.S. and globally and efforts to combat the virus have been complicated by new variants. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining our operations, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from the COVID-19 pandemic.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2021, we had cash and cash equivalents of $476.1 million, restricted cash of $25.0 million, and marketable securities of $246.8 million, a majority of which was maintained in high credit quality and liquid held for trading marketable securities, bank accounts and term deposits. Our interest rate risk is affected by changes in the general level of interest rates, particularly because the majority our investments are short-term in nature. Due to record low interest rates and the short-term duration of our cash and cash equivalent holdings and marketable securities and the low risk profile of the marketable securities, a 10% change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. We also have the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

We are further exposed to the risk that the fair value of the contingent consideration payable, and operating lease liability will vary as a result of changes in market interest rates. In order to manage funding needs or capital structure goals, the Company may enter into arrangements that are subject to either fixed market interest rates set at the time of issue or floating rates determined by ongoing market conditions. Debt subject to variable interest rates exposes the Company to variability in interest expense, while debt subject to fixed interest rates exposes the Company to variability in the fair value of debt. To manage interest rate exposure, the Company accesses various sources of financing and manages borrowings in line with debt ratings, liquidity needs, maturity schedule, and currency and interest rate profiles.

Foreign Currency Risk

We are exposed to financial risks as a result of exchange rate fluctuations between the U.S. dollar and the Canadian dollar and the volatility of these rates. In the normal course of business, we earn revenue denominated in U.S. dollars and we incur expenses primarily in Canadian denominated, U.S. denominated and Australian denominated dollars. Our reporting currency is the U.S. dollar. We hold a majority of our cash in U.S. dollars. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency exchange rates.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO, overseen by the Company’s Board of Directors and implemented by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and the requirements of the SEC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December, 31, 2020, a material weakness in internal control over financial reporting was identified in prior periods which was the result of a material adjustment in our financial statements, due to an overstatement of lease liability upon adoption of ASU 2016-02, as well as certain other adjustments as of and for the years ended December 31, 2018 and 2019.

During 2021, to remediate the previously reported material weakness in internal controls over financial reporting, we designed and implemented new controls, enhanced existing controls, hired additional accounting and finance resources with public company and US GAAP experience, improved reporting processes, and enhanced related supporting technology. During the fourth quarter of 2021, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective.  As a result, the CEO and CFO have concluded that the material weakness has been remediated as of December 31, 2021.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except for changes in connection with the implementation of our remediation efforts, described above, there have been no other changes to internal control over financial reporting, that occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Our independent public accounting firm is KPMG LLP, Vancouver, BC, Canada, PCAOB Auditor ID 85.

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

Item 16. Form 10-K Summary

None.

Exhibit Index.

Exhibit No.	Description

3.1

Articles of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021).

4.1

Amended and Restated Investors Rights Agreement among the Registrant and certain of its shareholders, dated March 23, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on November 20, 2020).

4.2	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021).

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCELLERA BIOLOGICS INC.

Date: February 25, 2022	By:	/s/ Carl L. G. Hansen
Carl L.G. Hansen, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl L. G. Hansen	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
Carl L. G. Hansen, Ph.D.

/s/ Andrew Booth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
Andrew Booth

/s/ Véronique Lecault	Director	February 25, 2022
Véronique Lecault, Ph.D.

/s/ Andrew Lo	Director	February 25, 2022
Andrew Lo, Ph.D.

/s/ Michael Hayden	Director	February 25, 2022
Michael Hayden, Ph.D.

/s/ John S. Montalbano	Director	February 25, 2022
John S. Montalbano

/s/ Peter Thiel	Director	February 25, 2022
Peter Thiel

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AbCellera Biologics Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AbCellera Biologics Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Initial measurement of the fair value of contingent consideration and acquired intangible assets related to a business combination

As discussed in Note 21 to the consolidated financial statements, the purchase consideration associated with the business combination with TetraGenetics, Inc. (TetraGenetics) included potential milestone payments based on the achievement of specified technical milestones and additional development and commercial milestone payments related to successfully developed therapeutics (contingent consideration). The aggregate fair value of the purchase consideration is allocated across the estimated net tangible assets acquired, intangible assets with the residual amount allocated to goodwill. The Company estimated the fair value of the contingent consideration to be $35,100 thousand, and estimated the fair value of the intangible assets, which includes technology and in process research and development intangibles, to be $43,300 thousand (acquired intangible assets).

We identified the assessment of the initial measurement of the fair value of contingent consideration and the acquired intangible assets in the TetraGenetics business combination as a critical audit matter. Evaluating the key assumptions, including certain non-observable inputs, such as the probabilities of successful achievement of technical, development, and commercial milestones, forecasted revenues and discount rates involved a high degree of auditor judgment. Changes in these key assumptions could have a significant impact on the measurement of the contingent consideration and of the acquired intangible assets recognized on acquisition.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for determining the fair value of the contingent consideration and of the acquired intangible assets. These included an internal control related to the development of the key assumptions. We evaluated the probabilities of successful achievement of technical, development, and commercial milestones assumptions used in the Company’s model by comparing them to relevant and reliable publicly available third-party data and studies. We evaluated the Company’s forecasted revenues by comparing them to relevant and reliable third-party industry data. We performed sensitivity analyses and assessed the impact of possible changes to the key assumptions on the fair value of the contingent consideration and the acquired intangible assets. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2017.

Vancouver, Canada
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AbCellera Biologics Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited AbCellera Biologics Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada
February 25, 2022

AbCellera Biologics Inc.

Consolidated Balance Sheets

(Expressed in thousands of U.S. dollars except share data)

	December 31, 2020	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$594,116	$476,142
Marketable securities	-	246,835
Total cash, cash equivalents, and marketable securities	594,116	722,977
Accounts and accrued receivable	213,239	160,576
Restricted cash	-	25,000
Other current assets	5,970	21,247
Total current assets	813,325	929,800
Long-term assets:
Property and equipment, net	17,923	111,616
Intangible assets, net	115,153	148,392
Goodwill	31,500	47,806
Investments in and loans to equity accounted investees	19,247	50,313
Other long-term assets	8,388	30,642
Total long-term assets	192,211	388,769
Total assets	$1,005,536	$1,318,569
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$20,195	$32,017
Current portion of contingent consideration payable	13,411	22,934
Income taxes payable	36,152	35,683
Accrued royalties payable	27,143	22,506
Deferred revenue	6,589	7,536
Total current liabilities	103,490	120,676
Long-term liabilities:
Operating lease liability	3,715	36,413
Deferred revenue and grant funding	25,894	60,758
Contingent consideration payable	9,148	35,886
Deferred tax liability	26,161	37,370
Other long-term liabilities	6,620	1,733
Total long-term liabilities	71,538	172,160
Total liabilities	175,028	292,836
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2020 and 2021: 269,497,768 and 283,257,104 shares issued and outstanding at December 31, 2020 and 2021 respectively	710,387	722,430
Additional paid-in capital	5,919	35,357
Accumulated other comprehensive income	-	280
Accumulated earnings	114,202	267,666
Total shareholders' equity	830,508	1,025,733
Total liabilities and shareholders' equity	$1,005,536	$1,318,569

The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2019	2020	2021
Revenue:
Research fees	$11,612	$19,848	$19,076
Licensing revenue	-	-	20,778
Milestone payments	-	15,000	8,000
Royalty revenue	-	198,307	327,349
Total revenue	11,612	233,155	375,203
Operating expenses:
Royalty fees	-	27,143	45,516
Research and development(1)	10,113	29,393	62,062
Sales and marketing(1)	1,263	3,842	6,913
General and administrative(1)	2,749	11,910	41,848
Depreciation and amortization	1,604	4,836	14,451
Total operating expenses	15,729	77,124	170,790
Income (loss) from operations	(4,117)	156,031	204,413
Other (income) expense
Interest income	(155)	(293)	(3,330)
Interest and other expense	209	6,511	5,225
Foreign exchange (gain) loss	(186)	300	855
Grants and incentives	(1,774)	(8,320)	(17,486)
Total other income	(1,906)	(1,802)	(14,736)
Net earnings (loss) before income tax	(2,211)	157,833	219,149
Income tax expense	-	38,915	65,685
Net earnings (loss)	$(2,211)	$118,918	$153,464
Foreign currency translation adjustment	-	-	280
Comprehensive income (loss)	$(2,211)	$118,918	$153,744

Net earnings (loss) per share attributable to common shareholders
Basic	$(0.01)	$0.53	$0.56
Diluted	$(0.01)	$0.45	$0.48
Weighted-average common shares outstanding
Basic	151,327,560	159,195,023	275,763,745
Diluted	151,327,560	263,129,765	318,294,236

The accompanying notes are an integral part of these consolidated financial statements.

1Exclusive of depreciation and amortization

AbCellera Biologics Inc.

Consolidated Statements of Stockholders’ Equity

(Expressed in thousands U.S. dollars except share data)

	Series A1 Preferred Shares		Series A2 Preferred Shares		Common Shares		Additional Paid-in	Accumulated Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income	Equity
December 31, 2018	2,105,264	$7,557	-	$-	150,941,382	$5,074	$1,483	$(2,505)	$-	$11,609
Shares issued under stock option plan	-	-	-	-	740,000	48	(23)	-	-	25
Issuance costs	-	(11)	-	-	-	-	-	-	-	(11)
Stock-based compensation expense	-	-	-	-	-	-	840	-	-	840
Net loss	-	-	-	-	-	-	-	(2,211)	-	(2,211)
December 31, 2019	2,105,264	$7,546	-	$-	151,681,382	$5,122	$2,300	$(4,716)		$10,252
Issuance of Series A2 preferred shares	-	-	6,017,784	74,662	-	-	-	-	-	74,662
Shares issued under stock option plan	-	-	-	-	2,719,882	1,450	(508)	-	-	942
Stock-based compensation expense	-	-	-	-	-	-	4,127	-	-	4,127
Issuance of common shares upon initial public offering, net of issuance costs of $32,609 (net of tax $8,462)	-	-	-	-	27,772,500	531,302	-	-	-	531,302
Conversion of Series A1 and A2 preferred shares	(2,105,264)	(7,546)	(6,017,784)	(74,662)	81,230,480	82,208	-	-	-	-
Conversion of convertible note	-	-	-	-	6,093,524	90,305	-	-	-	90,305
Net earnings	-	-	-	-	-	-	-	118,918	-	118,918
December 31, 2020	-	$-	-	$-	269,497,768	$710,387	$5,919	$114,202	$-	$830,508
Shares issued under stock option plan and other	-	-	-	-	13,759,336	12,043	(5,477)	-	-	6,566
Stock-based compensation expense	-	-	-	-	-	-	29,240	-	-	29,240
Reclassification of liability classified options	-	-	-	-	-	-	5,675	-	-	5,675
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	280	280
Net earnings	-	-	-	-	-	-	-	153,464		153,464
December 31, 2021	-	$-	-	$-	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733

The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.

Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

	December 31, 2019	December 31, 2020	December 31, 2021
Cash flows from operating activities:
Net earnings (loss)	$(2,211)	$118,918	$153,464
Cash flows from operating activities:
Depreciation of property and equipment	1,604	2,317	4,403
Amortization of intangible assets	-	2,519	10,062
Amortization of operating lease right-of-use assets	243	435	2,785
Stock-based compensation	890	8,397	30,646
Deferred tax expense	-	2,098	(2,018)
Other	194	4,707	3,570
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(1,803)	(5,467)	(37,386)
Accrued royalties receivable	-	(197,553)	59,864
Income taxes payable	-	36,412	(13,530)
Accounts payable and accrued liabilities	150	6,601	1,400
Operating lease liabilities	2,784	(350)	(778)
Deferred revenue	(6)	21,810	8,624
Accrued royalties payable	-	27,143	(4,637)
Deferred grant revenue	-	(6,763)	30,718
Other operating assets and liabilities	849	1,466	(2,603)
Net cash provided by operating activities	2,694	22,690	244,584
Cash flows from investing activities:
Purchases of property and equipment	(3,997)	(9,673)	(58,452)
Purchase of intangible assets	-	(5,000)	-
Repayment (issuance) of related party loans	(1,783)	1,783	-
Purchase of marketable securities	-	-	(274,710)
Proceeds from marketable securities	-	-	27,608
Receipt of grant funding	-	-	32,621
Acquisitions, net of cash acquired	-	(87,643)	(11,457)
Long-term investments and other assets	-	-	(17,534)
Investment in and loans to equity accounted investees	-	(19,247)	(30,323)
Net cash used in investing activities	(5,780)	(119,780)	(332,247)
Cash flows from financing activities:
Repayment of long-term debt	(399)	(19,942)	(1,823)
Proceeds from long-term debt	193	15,490	872
Proceeds from convertible debentures	-	89,990	-
Payment of contingent consideration	-	-	(2,550)
Payment of liability for in-licensing agreement	-	-	(5,000)
Short-term borrowings	387	(387)	-
Issuance of common shares pursuant to exercise of stock options and other	25	1,000	4,615
Net proceeds from issuance of common shares	-	522,840	-
Proceeds from issuance of preferred shares - series A1 and A2 financing	(11)	74,662	-
Net cash provided by (used in) financing activities	195	683,653	(3,886)
Effect of exchange rate changes on cash and cash equivalents	-	-	(1,425)
Increase (decrease) in cash and cash equivalents	(2,891)	586,563	(92,974)
Cash and cash equivalents and restricted cash, beginning of year	10,444	7,553	594,116
Cash and cash equivalents and restricted cash, end of year	$7,553	$594,116	$501,142
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable	35	656	5,397
Right-of-use assets obtained in exchange for operating lease obligation	2,830	1,679	36,638
Purchase of intangible assets in exchange for in-licensing agreement payable	-	9,060	-

The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.

Notes to Consolidated Financial Statements

(Expressed in thousands of U.S. dollars except share and per share data)

1. Nature of operations

AbCellera Biologics Inc.’s (the “Company”) mission is to improve health with technologies that transform the way that antibody-based therapies are discovered. The Company aims to become the centralized operating system for next generation antibody discovery. The Company’s full-stack, AI-powered antibody discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. The Company believes its technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. Rather than advancing its own clinical pipeline of drug candidates, the Company forges partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies.

2. Basis of presentation

These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated.

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

3. Significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIE”) when the Company possesses both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity.  Intercompany accounts and transactions have been eliminated.

In 2021, the Company entered into a participation agreement with a segregated accounts company for purposes of Director and Officer’s insurance. The Company contributed $25.0 million to the segregated account, representing the Company’s maximum loss exposure under the participation agreement, for security for a letter of credit issued to a third-party insurer. As the funds cannot be transferred to other parts of the Company, the funds are presented as Restricted Cash.

Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, the fair value of acquired intangible assets, and contingent consideration payable, and the estimates of stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.

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

The transaction price generally includes fixed fees due at contract inception as well as fixed fees payable at the beginning and end of different phases of the discovery research support services performed. Where a fixed fee due at contract inception is an option to obtain additional goods or services and is considered to be a material right, we allocate the transaction price to the optional goods or services we expect to provide to the corresponding consideration we expect to receive. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration to include in the transaction price, as most appropriate in the circumstances. With respect to development and commercial milestone payments, at the inception of the arrangement, the Company evaluates whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. In determining the transaction price the Company constrains the transaction price for variable consideration to limit its inclusion so that it only includes the amount that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company allocates the transaction price to each performance obligation identified in the contract based on relative observable standalone selling prices. Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. The Company generally uses output methods to measure the progress toward satisfaction of performance obligations that are satisfied over time. Due to different types of end customers and nature of work involved, revenue contracts require formal inspection and approval of experiments and research plans at each stage of work, therefore, the output method is the most faithful depiction of the Company’s performance.

Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur.

For the licenses to our intellectual property the Company recognizes revenue from non-refundable, up-front fees when the license is transferred to the customer and the customer is able to use and benefit from the license.

Collaborative Arrangements

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

The Company considers the nature and contractual terms of arrangements and assesses whether an arrangement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity as described under ASC 808, Collaborative Arrangements (ASC 808). For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606.

The Company applied ASC 606 to all arrangements to date.

Segmented and Enterprise-wide information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on the discovery and development of antibodies.

The Company’s revenues from external customers in which the services originated were in Canada in 2019 and 2020. In 2021, $353.4 million and $21.8 million of revenues originated from services in Canada and the U.S., respectively.

Of the Company’s long-term assets at December 31, 2020, $133.7 million was in the U.S. and $58.5 million was in Canada. Of the Company’s long-term assets at December 31, 2021, $200.3 million was in the US, $159.5 million in Canada, and $28.9 million in other foreign countries.

Government grants and credits

Government grants are recognized when there is reasonable assurance that the grant will be received, and all associated conditions will be complied with. Reimbursements of eligible expenditures pursuant to government assistance programs are recorded when the related costs have been incurred and there is reasonable assurance regarding collection of the claim.

The Company recognizes the benefits of refundable government investment tax credits for scientific research and development expenditures in the year the qualifying expenditure is made providing there is reasonable assurance of recoverability. The Company records the investment tax credits based on its estimates of amounts expected to be recovered.

Government grants and credits received for expenditures on eligible research, development and capital expenditures are recognized ratably over the benefit period of the related expenditure for which the grants are intended to compensate in other income.

Grant claims not settled by the balance sheet date are recorded as receivables provided their receipt is probable. The determination of the amount of the claim and the corresponding receivable amount requires management judgement and interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company has used its best judgement and understanding of the related program agreements in determining the receivable amount.

Functional currency

The reporting currency of the Company and its subsidiaries is the U.S. dollar. The functional currency of the Company and its subsidiaries is the U.S. dollar, and for the Dayhu JV and Beedie JV, is the Canadian Dollar.

Transactions in foreign currencies are translated to the functional currency at exchange rates at the date of the transactions. Period end balances of monetary assets and liabilities in foreign currencies are translated to the functional currency using the period end foreign currency rates. Foreign currency gains and losses are recognized in the consolidated statements of income (loss).

The functional currency of the Dayhu JV and Beedie JV is Canadian dollars and are translated into US dollars using the period-end exchange rate for assets and liabilities and the average exchange rates during the period for revenues, expenses, gains and losses. Foreign exchange gains or losses arising from the translation of these joint ventures’ assets and liabilities are included in “Other comprehensive income”.

Cash and cash equivalents and restricted cash

Cash and cash equivalents are defined as cash on hand and deposits held with banks with maturity dates of less than three months. Cash and cash equivalents that are restricted as to withdrawal or usage, in accordance with specific commercial arrangements, are presented as restricted cash on the consolidated balance sheet. At December 31, 2020 we had $593.7 million cash, $0.4 million cash equivalents, and $ nil restricted cash. At December 31, 2021 we had $100.5 million cash, $375.6 million cash equivalents and $25.0 million restricted cash.

Marketable Securities

The Company’s marketable securities consist of U.S. government agency securities, certificates of deposit, commercial paper, non-U.S. government agency securities, and asset-backed securities. The Company has classified and accounted for these marketable securities as held-for-trading and they are reported at fair value with unrealized gains and losses reported as other (income) expense on the consolidated statement of income (loss) and comprehensive income (loss).

Accounts receivable

The Company has trade receivables which are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of accounts receivable on a regular basis based on economic assessment of market conditions and review of customer financial history. There was no allowance for doubtful accounts recorded as of December 31, 2020 and 2021.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements to property and equipment are capitalized and repairs and maintenance costs are expensed as incurred.

Excluding land and assets not yet placed into service, property and equipment are amortized using the straight-line method over the estimated useful lives of the property and equipment as follows:

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

Patents, and intellectual property acquired from third parties are capitalized and amortized over the remaining life of the patent, if related to approved products or if there are alternative future uses for the underlying technology. No patent or intellectual property costs have been capitalized to date. In process research and development (IPR&D) will be amortized on completion of IPR&D activities. Acquired IPR&D represent the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.

Definite lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful Life
License	3-10 years
Technology	20 years

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets, including property and equipment and intangible assets subject to amortization, for indicators of impairment on each reporting date. If events or changes in circumstances indicate impairment, the Company measures recoverability by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. When quoted market prices are not available, the Company uses the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset as an estimate of fair value. No indicators of impairment were identified at the respective balance sheet dates.

Indefinite-lived intangible assets are tested annually for impairment as of October 1, and between annual tests if indicators of potential impairment exist. The Company has the option of performing a qualitative assessment to first determine whether the quantitative impairment test is necessary. This involves an assessment of qualitative factors to determine the existence of events or circumstances that would indicate whether it is more likely than not that the carrying amount of the indefinite-lived intangible asset is less than its fair value. If the qualitative assessment indicates it is not more likely than not that the carrying amount is less than its fair value, a quantitative impairment test is not required. Where a quantitative impairment test is required, the procedure is to compare the indefinite-lived intangible asset’s fair value with its carrying amount. An impairment loss is recognized as the difference between the indefinite-lived intangible asset’s carrying amount and its fair value.  Based on our qualitative assessment, the Company determined there were no potential indicators of impairment of our indefinite-lived intangible assets.

Leases

The Company determines if an arrangement is a lease at its inception. After determination of lease arrangement, the Company identifies whether the lease arrangement consists of any non-lease component. The company account for lease components (e.g., rental payments) separately from non-lease components (e.g., common area maintenance costs). Lease component is considered in operating leases, whereas non-lease component is accounted for separately in profit and loss. Such non-lease component is accounted for ratably over a straight-line basis over the duration of lease period. Operating leases are included in operating lease right-of-use assets, accrued liabilities, and long-term operating lease liabilities in our consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease liabilities and right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments if an explicit rate is not available. Rent expense, included as part of general and administrative expense, for lease payments is recognized on a straight-line basis over the lease term. The operating lease right-of-use assets also includes any rent prepayments, lease incentives upon receipt, and straight-line rent expense impacts, which represent the differences between its operating lease liabilities and right-of-use assets.  The initial recognition of the lease obligation and right-of-use asset excludes leases that have a remaining lease term of 12 months or less on the date of acquisition. For the years ended December 31, 2020 and December 31, 2021, all of our leases are classified as operating leases.

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

A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, they are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare this fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value. At October 1, 2021, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill during the remainder of 2021.

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

The Company’s convertible preferred shares, all of which converted prior to the completion of our IPO in 2020, contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common shareholders, such losses are not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

4. Changes in significant accounting policies

Recent accounting pronouncements adopted

There was no adoption of any new accounting standards that had a significant impact on the consolidated financial statements.

Recent accounting pronouncements not yet adopted

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that no material impact is expected in the consolidated financial statements as a result of future adoption.

5. Net earnings (loss) per share

Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Year Ended December 31,
	2019	2020	2021
Basic earnings (loss) per share
Net earnings (loss)	$(2,211)	$118,918	$153,464
Less: earnings allocated to Preferred Shareholders(1)	-	(33,817)	-
Net earnings (loss) attributable to common shareholders - basic	$(2,211)	$85,101	$153,464
Weighted-average common shares outstanding - basic	151,327,560	159,195,023	275,763,745
Net earnings (loss) per share attributable to common shareholders - basic	$(0.01)	$0.53	$0.56
Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$(2,211)	$118,918	$153,464
Weighted-average common shares outstanding - basic	151,327,560	159,195,023	275,763,745
Convertible Preferred Shares	-	63,260,090	-
Stock options and RSUs	-	40,674,652	42,530,491
Weighted-average common shares outstanding - diluted	151,327,560	263,129,765	318,294,236
Net earnings (loss) per share attributable to common shareholders - diluted	$(0.01)	$0.45	$0.48

1 The Company’s preferred shares were all converted prior to the IPO in 2020.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net earnings (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2019	2020	2021
Options to purchase common shares and RSUs	37,359,000	-	908,409
Convertible preferred shares	21,052,640	-	-
Total potential common shares excluded	58,411,640	-	908,409

6. Other assets

Other current assets consisted of the following:

	December 31,
	2020	2021
Taxes receivable	$489	$14,282
Prepaid expenses and other	4,073	5,293
Materials and supplies	1,408	1,672
Total other current assets	$5,970	$21,247

Other long-term assets consisted of the following:

	December 31,
	2020	2021
Investments - other	$780	$6,764
Prepaid expenses	675	2,875
Security deposit	1,035	13,595
Deferred tax asset	5,898	7,408
Total other long-term assets	$8,388	$30,642

7. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31,
	2020	2021
Computers	$6,324	$7,843
Land	-	33,044
Laboratory equipment	9,542	18,805
Leasehold improvements	3,708	23,962
Operating lease right-of-use assets	3,935	37,788
Property and equipment	23,509	121,442
Less accumulated depreciation	(5,586)	(9,826)
Property and equipment, net	$17,923	$111,616

At December 31, 2020 and December 31, 2021, leasehold improvements include tenant improvements in progress that have not commenced depreciation in the amount of $nil and $19.8 million, respectively. Depreciation expense on property and equipment for the years ended December 31, 2019, 2020 and 2021 was $1.6 million, $2.3 million and $4.4 million, respectively.

8. Intangible assets and goodwill

Intangible Assets

Intangible assets consisted of the following:

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net book value
License	$35,873	$2,191	$33,682
Technology	41,400	329	41,071
IPR&D	40,400	-	40,400
	$117,673	$2,520	$115,153

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net book value
License	$35,873	$9,994	$25,879
Technology	52,700	2,587	50,113
IPR&D	72,400	-	72,400
	$160,973	$12,581	$148,392

There was no balance of intangible assets, or related amortization expense, for the year ended 2019. Amortization expense related to intangible assets was $2.5 million and $10.1 million for the years ended December 31, 2020 and 2021, respectfully, and is reflected within Depreciation and amortization expense on the consolidated statement of income (loss) and comprehensive income (loss).

At December 31, 2021, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Amortization Expense
2022	$10,425
2023	10,425
2024	5,610
2025	4,041
2026	4,041
$34,542

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

The acquisition of $14.1 million consists of an initial cash payment of $5.0 million, with two additional $5.0 million installment payments paid in twelve and twenty-four months, respectively. The estimated fair value of the non-current portion of the financial obligation was determined by discounting future principal and interest amounts at estimated interest rates expected to be available to the Company with an interest rate of 10.98%. Amortization expense is reflected within Depreciation and amortization expense on the consolidated statement of income (loss).

Goodwill

Goodwill consisted of the following:

Net carry amount
Balance at December 31, 2019	$-
Additions	31,500
Balance at December 31, 2020[1]	$31,500
Additions	16,306
Balance at December 31, 2021[1]	$47,806

1Accumulated impairment as at December 31, 2020 and 2021 was $nil.

9. Investments in and loans to equity accounted investees

The Company has entered into two joint ventures as part of the construction of future office and laboratory headquarters. During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). At December 31, 2021, the equity investment balance of $19.6 million represents the contributions made since inception. In March, 2021, the Company entered into the Beedie joint venture (Beedie JV). To date the equity investment balance of $12.7 million represents contributions made since inception into the Beedie JV. To date, the Company has recorded immaterial amounts of proportionate income or loss with respect to either venture.

In March, 2021, the Company made a commitment of up to CAD $82.7 million ($61.5 million) to the Dayhu JV to fund the construction at a rate referenced to an applicable Canadian bank prime rate plus 0.6%, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and future assets of the joint venture. At December 31, 2021, the outstanding related party loan balance was $18.0 million to the joint venture.

10. Accounts payable and other liabilities

Accounts payable and other liabilities consisted of the following:

	December 31,
	2020	2021
Accounts payable and accrued liabilities	$7,320	$14,924
Liability for in-licensing agreement	5,000	4,933
Operating lease liability	675	3,652
Liability classified options	4,270	-
Payroll liabilities	1,988	4,035
Current portion of deferred grant funding	942	4,473
Total accounts payable and other liabilities	$20,195	$32,017

11. Other long term liabilities

OrbiMed Debt Facility

In March 2020, the Company entered into a senior secured credit agreement (the “Credit Agreement”) with OrbiMed Royalty & Credit Opportunities III, LP (“OrbiMed”), which provided for term debt in an aggregate amount of $30.0 million, which matures on March 23, 2025 (a 5 year term). As of June 30, 2020, the Company had $15.0 million of borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate per annum equal to an applicable margin of 6.00% plus the higher of (a) the London Inter-bank Offered Rate (LIBOR) for the applicable interest period and (b) 1.75%.

In July 2020, the outstanding loan was repaid in full, the Credit Agreement retired, and all associated security with the Credit Agreement was released. The Company incurred approximately $3.7 million in combined cancellation fees and legal fees on early retirement of the Credit Agreement which has been classified in interest and other (income) expense on the consolidated statements of income (loss) and comprehensive income (loss). The Company was in compliance with all covenants under the Credit Agreement up to the date of retirement.

12. Shareholders’ Equity

Common Shares

As of December 31, 2020 and 2021, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited voting common shares, each with no par value per share. The voting, dividend, and liquidation rights of the holders of the Company’s common shares are subject to and qualified by the rights, powers and preferences of the holders of the Series A preferred shares set forth below.

As of each balance sheet date, common shares consisted of the following:

	December 31, 2020		December 31, 2021
	Shares authorized	Shares issued and outstanding	Shares authorized	Shares issued and outstanding
Common shares	Unlimited	269,497,768	Unlimited	283,257,104

Each voting common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors, subject to the preferential dividend rights of the preferred shares. Through December 31, 2021, no cash dividends had been declared or paid by the Company.

Series A1 Preferred shares

On August 3, 2018, the Company entered into an investment agreement with DCVC Bio, L.P. for gross proceeds of CAD $10.0 million ($7.7 million) in exchange for 2,105,264 shares. Total proceeds received net of financing costs were $7.6 million.

The Series A1 preferred shares are voting and are convertible, at any time and from time to time at the option of its holder, into fully paid and non-assessable common shares at a 1:10 ratio, subject to appropriate adjustment for splits, dividends, other similar recapitalization and the like.

Conversion of preferred shares to common shares is mandatory in the event of a Qualified Initial Public Offering with proceeds of at least $70.0 million.

The holders of the Series A1 preferred shares are entitled to vote, together with the holders of common shares, as a single class, on all matters submitted to the shareholders for a vote and are entitled to the number of votes equal to the number of common shares into which the Series A1 preferred shares could convert on the record date for determination of shareholders entitled to vote.

The holders of the Series A1 preferred shares are entitled to receive noncumulative dividends, as and if declared by the board of directors (the “Preferred Dividend”). The Company may not pay any dividends on common shares of the Company unless the holders of Preferred Shares then outstanding first receive, or simultaneously receive, the Preferred Dividend on each outstanding Series A1 preferred share and a dividend on each outstanding Series A1 preferred share in an amount at least equal to the product of the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common shares. To the date of conversion, no cash dividends had been declared or paid by the Company.

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

Series A2 preferred shares

On March 23, 2020, the Company entered into an investment agreement with certain shareholders for gross proceeds of $75.0 million in exchange for 6,017,784 shares. Total proceeds received net of financing costs were $74.7 million.

The Series A2 preferred shares are voting and are convertible, at any time and from time to time at the option of its holder, into fully paid and non-assessable common shares at a 1:10 ratio, subject to appropriate adjustment for splits, dividends, other similar recapitalization and the like.

Conversion of preferred shares to common shares is mandatory in the event of a Qualified Initial Public Offering with proceeds of at least $70.0 million.

The holders of the Series A2 preferred shares are entitled to vote, together with the holders of common shares, as a single class, on all matters submitted to the shareholders for a vote and are entitled to the number of votes equal to the number of common shares into which the Series A2 preferred shares could convert on the record date for determination of shareholders entitled to vote.

The holders of the Series A2 preferred shares are entitled to receive noncumulative dividends, as and if declared by the board of directors (the “Preferred Dividend”). The Company may not pay any dividends on common shares of the Company unless the holders of Preferred Shares then outstanding first receive, or simultaneously receive, the Preferred Dividend on each outstanding Series A2 preferred share and a dividend on each outstanding Series A2 preferred share in an amount at least equal to the product of the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common shares. To the date of conversion, no cash dividends had been declared or paid by the Company.

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

Immediately prior to the completion of our IPO, all Series A1 and A2 Preferred shares converted to an equal number of common shares.

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

Options were granted under the Company’s Pre-IPO Plan in Canadian dollars and were converted to U.S dollars for administrative convenience in 2021.

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

The maximum aggregate number of common shares that may be issued as incentive share options may not exceed the Initial Limit cumulatively increased on January 1, 2022, and on each January 1 thereafter by the lesser of (i) the Annual Increase for such year or (ii) 21,280,000 common shares. As of December 31, 2021, the number of shares available for issuance under the 2020 Plan was 15,154,407, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

Restricted Share Units

During the year ended December 31, 2021, the Company granted Restricted Share Units (RSUs) to certain employees that vest over a period of four years, in the amount of one-quarter each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the Company’s closing stock price on the grant date.

The following table summarizes the Company’s stock options granted under the Pre-IPO Plan:

	Number of Shares	Weighted- Average Exercise Price[1]	Weighted- Average Contractual Term (years)
Outstanding as of December 31, 2020	53,204,810	$0.71	7.67
Granted	-	-
Exercised	(13,759,336)	0.29
Forfeited	(239,167)	0.54
Outstanding as of December 31, 2021	39,206,307	$0.86	7.02
Options exercisable as of December 31, 2021	19,063,249	$0.54	6.04

1Pre-IPO plan options were historically granted in CAD. In 2021, all Pre-IPO employee option holders converted the currency of their option exercise price from Canadian dollars to U.S. dollars for administrative convenience.

The following table summarizes the Company’s stock options granted under the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding as of December 31, 2020	1,260,840	$20.00	9.95
Granted	4,063,703	18.98
Exercised	-	-
Forfeited	(40,196)	23.12
Outstanding as of December 31, 2021	5,284,347	$19.19	9.56
Options exercisable as of December 31, 2021	302,510	$20.00	8.94

The weighted average grant date fair value per share of options granted during 2019, 2020, and 2021 was $0.26, $3.95 and $12.31, respectively. The intrinsic value of options exercised during 2019, 2020, and 2021 was $nil, $6.8 million and $295.6 million, respectively. As of December 31, 2021, there was $100.3 million of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 1.84 years.

The following table summarizes the Company’s RSUs granted under the 2020 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2020	-	$-
Granted	1,093,517	23.65
Vested and settled	-	-
Forfeited	(13,104)	26.15
Outstanding as of December 31, 2021	1,080,413	$23.62

As of December 31, 2021, there was $22.0 million of unamortized RSU expense that will be recognized over a weighted average period of 3.65 years.

Stock-based compensation expense was classified in the consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Year ended December 31,
	2019	2020	2021
Research and development expenses	$606	$5,365	$15,663
Sales and marketing expenses	85	1,691	2,120
General and administrative expenses	199	1,341	12,863
	$890	$8,397	$30,646

The fair value of each option award is determined on the date of grant using the Black-Scholes option pricing model. The weighted-average valuation assumptions for stock options granted in the period are as follows:

	Year ended December 31,
	2019	2020	2021
Average risk-free interest rate[1]	1.60%	0.64%	1.23%
Expected volatility[2]	100%	79%	72%
Average expected term (years)[3]	6.25	6.11	6.21
Expected dividend yield[4]	0.00%	0.00%	0.00%
Weighted average fair value of options granted[5]	$0.34	$5.60	$12.31

The weighted-average valuation assumptions for liability classified stock options outstanding at December 31, 2021 are as follows:

	Year ended December 31,
	2019	2020	2021
Average risk-free interest rate[1]	-	0.46%	-
Expected volatility[2]	-	75%	-
Average expected term (years)[3]	-	6.25	-
Expected dividend yield[4]	-	0.00%	-
Weighted average fair value of options granted[5]	-	$37.44	-

(1)	This rate is from federal government marketable bonds for each option grant during the year, having a term that most closely resembles the expected life of the option.

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

At December 31, 2020, there were 1,012,000 liability classified options outstanding, of which $4.3 million was included in other liabilities. At December 31, 2021 there were no liability classified options outstanding.

13. Revenue

The disaggregated revenue categories are presented on the face of the statements of income (loss) and comprehensive income (loss).

Deferred Revenue

Deferred revenue represents payments received for performance obligations not yet satisfied and are presented as current or long-term in the accompanying balance sheets based on the expected timing of satisfaction of the underlying goods and/or services.

Deferred revenue outstanding at each respective period is as follows:

	December 31,
	2020	2021
Deferred revenue	(26,321)	(34,954)

During the years ended December 31, 2019, 2020 and 2021, the Company recognized $2.1 million, $3.0 million and $4.7 million, respectively, of revenue that had been included in deferred revenue in the previous year.

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

The agreement resulted in an initial upfront payment of $26.7 million, of which $21.9 million was included in deferred revenue at December 31, 2020. For the year ended December 31, 2021, the Company received an additional $1.7 million in payments, for total payments received in respect of this agreement of $28.4 million. The Company recognized $3.2 million of revenue in the year ended December 31, 2021. The Company expects to recognize approximately $4.9 million in revenue in the next 12 months related to these payments under the agreement.

Of the remaining deferred revenue balance of $14.5 million, which is related to various other agreements, approximately $2.7 million is expected to be recognized in revenue in the next 12 months.

License Revenue

For the years ended December 31, 2020 and December 31, 2021, the Company recognized $nil and $20.8 million, respectively, from license revenue relating to license of the Trianni platform.

14. Government Funding

In 2020 the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($125.6 million) which is intended to support research and development efforts related to the discovery of antibodies for use drugs to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapies against future pandemic threats.

Since inception, the Company incurred $59.5 million in expenditures in respect of the SIF grant funding. $37.9 million relates to spending under phase 1 of the agreement and such amounts are not repayable, and $21.6 million was claimed in respect of phase 2 of the funding commitment. Repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. The funding and its associated conditional repayment is not and will not be secured by any of the Company’s assets, and includes certain non-financial covenants and restrictive covenants on dividend payments or other shareholder distributions that would prevent the Company in satisfying its obligations under the arrangement. As of December 31, 2021, no amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable at December 31, 2021.

For the year ended December 31, 2021, the Company incurred $47.1 million in expenditures in respect of the SIF grant funding. Of the total spend during the year, $13.8 million relates to research and development expenditures and is reflected in other income on the consolidated statements of income (loss) and comprehensive income (loss). The remaining $33.3 million is attributable to capital asset expenditures and is amortized into other income over the average asset life of five years. Unamortized amounts are included in other liabilities and other long-term liabilities on the consolidated balance sheets.

The balance of SIF grant funding included in the balance of accounts and accrued receivable is $12.9 million and $14.8 million at December 31, 2020 and 2021, respectively.

15. Income taxes

a. For financial reporting purposes, income before income taxes includes the following components:

	December 31,
	2019	2020	2021
Canadian	$(2,015)	$163,077	$211,471
Foreign	(196)	(5,244)	7,678
Total	$(2,211)	$157,833	$219,149

The expense (benefit) for income taxes consists of:

	December 31,
	2019	2020	2021
Current
Canadian	$-	$36,931	$60,498
Foreign	-	(114)	7,248
	-	36,817	67,746
Deferred and other:
Canadian	-	2,461	(1,342)
Foreign	-	(363)	(719)
	-	2,098	(2,061)
Income tax expense	$-	$38,915	$65,685

	December 31,
	2019	2020	2021
Current tax expense	$-	$36,817	$67,746
Deferred tax expense (benefit)	-	2,098	(2,061)
Total tax expense	$-	$38,915	$65,685

b. The consolidated effective income tax rate differs from the expected Canadian statutory tax rate of 27% (2019, 2020, 2021: 27%). Reconciliation between the expected tax rate on income from operations and the statutory tax rate was as follows:

	December 31,
	2019	2020	2021
Net earnings (loss) before income taxes	$(2,211)	$157,833	$219,149
Combined statutory tax rate	27%	27%	27%
Expected income tax expense (recovery) at statutory rates	(597)	42,615	59,170
Stock-based compensation	254	1,934	7,007
Change in valuation allowance	854	(680)	5,007
Change for under accrual	49	36	1
Change due to SR&ED	(510)	(1,698)	(4,809)
Foreign exchange	(9)	(4,048)	47
Other	(41)	756	(738)
Income tax expense	$-	$38,915	$65,685

c. Deferred income tax assets (“DTAs”) and liabilities (“DTLs”) result from the temporary differences between assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2020	2021
Deferred tax assets:
Long-term debt	$2,590	$6,293
Financing fee	6,786	6,575
Operating lease liability	1,182	5,299
Deferred revenue	-	4,768
Net operating losses carried forward	408	4,996
Research and development deductions and credits	-	-
Other	949	3,019
	11,915	30,950
Deferred tax liabilities:
Property and equipment	$(707)	$(3,256)
Land	-	(2,135)
Intangibles	(26,300)	(36,866)
Operating lease right-of-use assets	(1,084)	(4,732)
Government funding receivable	(3,279)	(3,029)
Other	(41)	(1,661)
	(31,411)	(51,679)

	(19,496)	(20,729)
Less: valuation allowance	(767)	(9,233)
Net deferred tax asset (liability)	(20,263)	(29,962)

Deferred tax asset	11,148	21,717
Deferred tax liability	(31,411)	(51,679)
Net deferred tax assets (liability)	$(20,263)	$(29,962)

Amounts recognized in the Company's consolidated balance sheet as of December 31, 2020 and 2021 comprise of $5.9 and $7.4 million, respectively, included in other long-term assets and $26.2 and $37.4 million, respectively, as deferred tax liability.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTAs. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021 in the United States. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, valuation allowances of $0.8 million and $9.2 million as of December 31, 2020 and 2021, respectively, have been recorded to recognize only the portion of the DTA that is more likely than not to be realized against DTL that reverses in carryforward period. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is longer present and additional weight is given to subjective evidence such as our projections for growth.

d. The Company does not have any Canadian non-capital loss carried forward and has utilized all investment tax credits from the prior taxation years in 2020. The Company had no unclaimed tax deductions for scientific research and experimental development. The Company had operating losses carried forward related to foreign operations of approximately $1.5 million, $1.5 million and $18.2 million as of December 31, 2019, 2020 and 2021 respectively. Certain tax attributes are subject to an annual limitation as a result of the acquisitions of Lineage and TetraGenetics which constitute a change of ownership as defined under IRC Section 382. Certain operating losses available for the foreign subsidiary deferred tax assets can be carried forward indefinitely while the rest expire ranging from 2034 to 2037.

Expiry date	Net Operating Loss
2034	$1,929
2035	1,449
2036	941
2037	1,231
Indefinite	7,284
Total amount	$12,834

e.  As of December 31, 2021, the Company has immaterial accumulated undistributed earnings generated by foreign subsidiaries.   The Company has not provided a deferred liability for the income taxes associated with its foreign investments because it is the Company’s intention to indefinitely reinvest in its foreign investments.

f. A reconciliation of total unrecognized tax benefits for the years ended December 31, 2019, 2020 and 2021 were as follows:

	2019	2020	2021
January 1 balance	$448	$387	$109
Gross increase - tax position in prior period	-	-	-
Gross increase - tax position in current period	387	109	-
Gross decrease - tax position in current period	(448)	(387)	(109)
December 31 balance	$387	$109	$-

Included in the balance of unrecognized tax benefits at December 31, 2019, 2020 and 2021 are potential benefits of $nil that, if recognized, would affect the effective tax rate on income from operations. Recognition of these potential benefits would result in a deferred tax asset in the form of undeducted SR&ED expenditures or tax credits available for carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.

Net operating losses arising in tax years ending after December 31, 2017 can be carried over to each taxable year following the tax year of loss indefinitely. Under the Coronavirus Aid, Relief, and Economic Security Act, losses incurred effective 2021 can only be used to offset 80% of taxable income.

The Company is subject to taxation primarily in Canada and the United States. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Tax years ranging from 2017 to 2021 remain subject to Canadian income tax examinations. Tax years ranging from 2017 to 2021 remain subject to U.S. income tax examinations. Other than routine audits done by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction.

16. Leases

The Company leases office and laboratory facilities in Vancouver, Canada and Sydney, Australia, and Cambridge, United Kingdom and Boston, USA.

The majority of the Company's operating leases have a fixed term with a remaining life between one month and 20 years, with renewal options included in the contracts. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations. At the inception of a lease, the Company determines whether it is reasonably certain to exercise a renewal option and includes the options in the determination of the lease term and the lease liability where it is reasonably certain to exercise the option. If the Company's intention is to exercise an option subsequent to the commencement of the lease, the Company will re-assess the lease term.

The balance sheet classification of the Company's lease liabilities was as follows:

	December 31, 2020	December 31, 2021
Operating lease liabilities:
Current portion	$675	$3,652
Long-term portion	3,715	36,413
Total operating lease liabilities	$4,390	$40,065

At December 31, 2021, the future minimum lease payments of the Company’s operating lease liabilities were as follows:

Amount
2022	$4,623
2023	4,796
2024	5,070
2025	4,980
2026	4,694
Thereafter	22,133

As of December 31, 2021, the weighted-average remaining lease term is 9.3 years and the discount rate used to determine the operating lease liabilities was approximately 3.3%.

The Company incurred total operating lease expenses, including fixed lease payments and non-lease components, of $0.6 million, $1.1 million and $4.1 million during the years ended December 31, 2019, 2020 and 2021, respectively.

17.  Financial Instruments

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans to related parties, accounts payable and accrued liabilities and royalties payable, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, royalties payable, and related party loans approximate their fair values.

Contingent Consideration

Contingent consideration related to business acquisitions is recorded at fair value on the acquisition date and adjusted on a recurring basis for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and are therefore categorized as Level 3 inputs. Further information related to the Trianni and TetraGenetics contingent consideration is disclosed in Note 21. There were no changes to the valuation technique and inputs used in these fair value measurements since acquisition.

The following table presents the changes in fair value of the liability for contingent consideration:

December 31, 2021 (in thousands)	Liability at beginning of the period	Additions	Increase (decrease) in fair value of liability for contingent consideration	Repayment of contingent consideration	Liability at end of the year
Trianni	$22,559	$-	$2,925	$(2,550)	$22,934
TetraGenetics	$-	$35,100	$786	$-	$35,886

Contingent consideration balance as of December 31, 2020 was $22.6 million with immaterial fair value changes for the year ended December 31, 2020.

Marketable Securities

In the third quarter of 2021, the Company purchased high credit quality marketable securities as part of the Company’s cash management strategy, as these securities are viewed as being available to support the Company’s current operations.

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

The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$10,100	$-	$-	$10,100
Certificate of deposit	-	8,699	-	8,699
Commercial paper	-	6,726	-	6,726
Corporate bonds	-	172,046	-	172,046
Non-U.S. government agencies	-	25,480	-	25,480
Asset backed securities	-	23,784	-	23,784
	$10,100	$236,735	$-	$246,835

18. Commitments and contingencies

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

Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During 2020, the Company expensed approximately $27.1 million related to such obligations, of which $27.1 million is included in current liabilities. For the year ended December 31, 2021, the Company expensed $45.5 million related to such obligations, of which $22.5 million is included in current liabilities. There were no such payments prior to 2020.

Excluding the lease arrangements as accounted for in Note 16 – Leases, the Company has the following additional commitments in respect of several leased facilities where the lease commencement dates are subsequent to December 31, 2021:

Amount
2022	$314
2023	5,362
2024	5,072
2025	12,268
2026	12,270
Thereafter	222,425

19. Financial Risk Management

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts and accrued receivable. Cash and cash equivalents and restricted cash are invested with the primary objective being the preservation of capital and maintenance of liquidity. The guidelines on the quality of financial instruments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents with multiple high credit quality financial institutions.

The Company’s exposure to credit risk for accounts and accrued receivables is indicated by the carrying value of its accounts receivable and accrued receivables. We review our trade receivables, accrued revenue, and accrued royalties and reserve for amounts if collectability is no longer reasonably assured based on an assessment of various factors including historical loss rates and expectations of forward-looking loss estimates. Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics and current economic conditions. At December 31, 2020 and 2021, accounts and accrued royalty receivable amounts were due from seven and thirteen customers, respectively.

For the year ended December 31, 2020, we recognized milestone and royalty revenue totaling $213.3 million, exclusively from our partnership with Lilly, of which $198.3 million was receivable at December 31, 2020. For the year ended December 31, 2021 we recognized milestone payments of $7.0 million and royalty revenue totaling $327.3 million, exclusively from our partnership with Lilly, of which $138.4 million was a receivable at December 31, 2021.

Interest Rate Risk

The Company’s interest rate risk is primarily attributable to its cash and cash equivalents, restricted cash, marketable securities, long term contingent consideration payable and long term operating lease liability.

As of December 31, 2021, the Company had cash and cash equivalents of $476.1 million, restricted cash of $25.0 million, and marketable securities of $246.8 million, a majority of which was maintained in high credit quality and liquid held for trading marketable securities, bank accounts and term deposits. The Company’s interest rate risk is affected by changes in the general level of interest rates, particularly because the majority the Company’s investments are short-term in nature. Due to record low interest rates and the short-term duration of the Company’s cash and cash equivalent holdings and marketable securities and the low risk profile of the marketable securities, a 10% change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. The Company also has the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.

The Company does not enter into investments for trading or speculative purposes and has not used any derivative financial instruments to manage interest rate exposure.

The Company is further exposed to the risk that the fair value of the contingent consideration payable and operating lease liability will vary as a result of changes in market interest rates. In order to manage funding needs or capital structure goals, the Company may enter into arrangements that are subject to either fixed market interest rates set at the time of issue or floating rates determined by ongoing market conditions. Debt subject to variable interest rates exposes the Company to variability in interest expense, while debt subject to fixed interest rates exposes the Company to variability in the fair value of debt. To manage interest rate exposure, the Company accesses various sources of financing and manages borrowings in line with debt ratings, liquidity needs, maturity schedule, and currency and interest rate profiles.

Foreign Currency Risk

The Company holds cash primarily in U.S. and Canadian dollars. The Company had Canadian denominated cash and cash equivalents of CAD $0.9 million and CAD $8.2 million at December 31, 2020 and 2021, respectively.

The Company incurs certain operating expenses and accounts payable in currencies other than the U.S. dollar, primarily in Canadian dollars, and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk. The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar will have an impact on the reported balances for net assets, net earnings (loss) and shareholders’ equity in the Company’s consolidated financial statements.

Counterparty Risk

For the year ended December 31, 2020, three of our partners accounted for 35%, 25% and 14% of our research fees revenue. Our partnership with Lilly constituted one of the partnerships that generated 10% or more of our consolidated revenues.

For the year ended December 31, 2021, four of our partners accounted for 29%, 17%, 11%, and 10% of our research fee revenue. Our partnership with Lilly constituted one of the partnerships that generated 10% or more of our consolidated revenues.

20. Related party transactions

Other than the related party loan between the Company and the Dayhu JV disclosed in Note 9, the Company had the following transactions with related parties:

a)

Chief Executive Officer (“CEO”) of the Company was the recipient of a personal loan of CAD $2.0 million ($1.5 million) from the, Company during the year ended December 31, 2019 for the purposes of financing the purchase of a residential property. The loan is interest bearing at an annual interest rate of 3.54%. The loan was repaid in full in 2020.

b)

The General Counsel of the Company was the recipient of a loan of $0.2 million during the year ended December 31, 2019. The loan is interest bearing at an annual interest rate of 3.95% and has a term to maturity of 3.33 years. The loan was repaid in full in 2020.

21. Acquisitions

OrthoMab

In June 2020, the Company acquired rights to the OrthoMab bispecific platform from Dualogics, LLC for $4.0 million. The acquisition represents a group of similar assets sourced from the agreement. All the fair value associated with the agreement is concentrated in a group of similar assets and is not considered a business in accordance with ASC 805-10-55-5A. The Company does not reasonably expect the platform acquired will be used to receive economic benefit in an alternative manner, nor does the acquisition agreement provide for any future economic benefit to the Company from the rights retained by Dualogics, LLC. The Company therefore accounted for the right to the Dualogics, LLC platform acquired under the agreement as an acquisition of an asset and recognized $4.0 million as research and development expenses under ASC 730.

Trianni

On November 3, 2020, the Company completed a business combination with Trianni, Inc. (“Trianni”), a biotechnology company with a humanized rodent platform, in which we were the acquirer.

To fund the merger, on October 30, 2020 AbCellera entered into convertible note agreement wherein AbCellera issued convertible notes in consideration of $90.0 million. Issuance costs associated with the convertible notes was immaterial. The convertible notes mature five years from the date of issuance and bear no interest for the first twelve months and bear five percent (5%) interest per annum thereafter. Interest is payable annually starting twenty-four months from the date of issuance until maturity. Upon a liquidity event, such as an IPO, if occurred within 6 months of the issue date, then immediately prior to the liquidity event, noteholders may convert the principal amount of the note into common shares of the company at 85% of the IPO issue price of common shares. The convertible notes are also convertible at the option of the holders on the interest commencement date, which is 12 months after the issuance date.

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

The acquisition date fair value of the final purchase price consideration transferred consisted of the following:

Estimated Purchase Price Consideration
	Estimated Fair Value
Closing Payment	$97,432	(i)
Earn-out payment	21,782	(ii)
	$119,214

(i)

Pursuant to the merger agreement, the initial purchase price is $90.0 million adjusted for certain closing adjustments for working capital, indebtedness, transaction and other expenses as well as payments to Trianni option holders for the cancellation and extinguishment of Trianni options.

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

During the period ended December 31, 2021, the Company has recorded immaterial adjustments to the preliminary allocation of the purchase price for the finalization of working capital adjustments, income taxes, and the resulting impact to goodwill. The following table summarizes the final purchase price allocation for the Trianni transaction:

Fair value of assets and liabilities acquired	Purchase Price Allocation
Cash and cash equivalents	$8,282
Other current assets	2,794
Total current assets	11,076
Other assets	221
Intangibles	103,582	(i)
Goodwill	30,944	(ii)
Total assets	145,823
Current liabilities	92
Deferred income tax liability	26,517	(ii)
Total liabilities	26,609
Estimated fair value of net identifiable assets acquired and liabilities assumed	$119,214

(i)	The estimated fair value of and useful lives of the intangible assets acquired is as follows:

	Estimated fair value (a)	Estimated useful lives in years(b)
License	$21,782	3
Technology	41,400	20
IPR&D	40,400	(c)
	$103,582

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

TetraGenetics

On September 10, 2021, the Company completed a business combination with TetraGenetics, Inc. (“TetraGenetics”), a biotechnology company with a proprietary platform for generating recombinant human ion channels and other transmembrane proteins. The Company acquired 100% of the issued and outstanding shares of TetraGenetics in exchange for: upfront cash consideration of $12.5 million adjusted for certain closing amounts; potential milestone payments up to $37.5 million based on the achievement of technical milestones, and additional development and commercial milestone payments related to successfully developed therapeutics. The Company deposited an additional $12.5 million in escrow included as part of other long-term assets subject to release to the former shareholders of TetraGenetics upon the achievement of certain technical milestones. The estimated fair value of the potential milestone payouts have been included in the preliminary purchase price consideration.

The acquisition date fair value of the preliminary purchase price consideration consisted of the following:

	Estimated Fair Value
Closing consideration	$12,926	(i)
Contingent consideration	35,100	(ii)
	$48,026

i)	Pursuant to the merger agreement, the initial cash consideration adjusted for certain preliminary closing adjustments.
ii)

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

As of December 31, 2021, the Company had not yet fully completed the analysis to assign fair values to all assets acquired and liabilities assumed, and therefore the purchase price allocation is preliminary. The remaining items include the finalization of working capital adjustments, income taxes, and resulting impacts to goodwill. The preliminary purchase price allocation will be subject to further refinement as the Company continues to refine its estimates and assumptions based on information available at the acquisition date. These refinements may result in material changes to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation adjustments can be made throughout the end of the Company’s measurement period, which is not to exceed one year from the acquisition date. Total transaction costs expensed in the statement of income (loss) and comprehensive income (loss) were immaterial. During the three-months ended December 31, 2021, the Company has refined immaterial adjustments to the preliminary allocation of the purchase price for finalization of intangible assets, working capital adjustments, income taxes, and the resulting impact to goodwill.

The following table summarizes the preliminary purchase price allocation for the TetraGenetics transaction as of September 10, 2021:

Fair value of assets and liabilities acquired	Purchase Price Allocation
Other assets, including cash of $955	2,632
Intangibles	43,300	(i)
Goodwill	16,906	(ii)
Total assets	62,838
Other liabilities	2,984
Deferred tax liability	11,830
Total liabilities	14,814
Estimated fair value of net identifiable assets acquired and liabilities assumed	$48,024

(i)	The estimated fair value and useful lives of the intangible assets acquired is as follows:

	Estimated fair value (a)	Estimated useful lives in years(b)
Technology	$11,300	20
IPR&D	32,000	(c)
	$43,300

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

(c)	IPR&D assets are indefinite life intangible assets at the time of acquisition and will be amortized upon completion of IPR&D activities.

(ii)	Goodwill represents the excess of the estimated purchase price over the estimated fair value of TetraGenetics’ identifiable assets acquired and liabilities assumed.

The Company has not provided post acquisition and pro forma information relating to the pre-acquisition period as it is not material.