Form 10-Q
period 2022-03-31
AbCellera Biologics Inc.
filed 2022-05-10
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had  284,536,212 common shares, no par value per share, outstanding.

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

•	Our commercial success depends on the quality of our antibody discovery platform and technological capabilities and their acceptance by new and existing partners in our market.
•	If we cannot maintain and expand current partnerships and agreements and enter new partnership agreements that generate discovery programs for antibodies, our business could be adversely affected.
•	In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.
•

Development of a biologic molecule is inherently uncertain, and it is possible that none of the drug candidates discovered using our antibody discovery platform that are further developed by our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.

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

•	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•	The ongoing military action between Russia and Ukraine and related sanctions could adversely affect our business, financial condition, and patent administration.
•	Our success depends on our ability to protect our intellectual property.
•	If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
•	Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.

Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties contained in Part II, Item 1A, Risk Factors, together with all other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or the SEC, before investing in our common stock. Any of the risk factors we describe below under Part II, Item 1A, Risk Factors, could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common shares. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Quarterly Report on Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AbCellera Biologics Inc.

Condensed Consolidated Balance Sheets

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	December 31, 2021	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$476,142	$545,718
Marketable securities	246,835	240,335
Total cash, cash equivalents, and marketable securities	722,977	786,053
Accounts and accrued receivable	160,576	334,403
Restricted cash	25,000	25,000
Other current assets	21,247	28,922
Total current assets	929,800	1,174,378
Long-term assets:
Property and equipment, net	111,616	122,049
Intangible assets, net	148,392	145,785
Goodwill	47,806	47,806
Investments in and loans to equity accounted investees	50,313	58,882
Other long-term assets	30,642	43,389
Total long-term assets	388,769	417,911
Total assets	$1,318,569	$1,592,289
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$32,017	$25,717
Current portion of contingent consideration payable	22,934	27,499
Income taxes payable	35,683	105,648
Accrued royalties payable	22,506	45,364
Deferred revenue	7,536	9,190
Total current liabilities	120,676	213,418
Long-term liabilities:
Operating lease liability	36,413	36,356
Deferred revenue and grant funding	60,758	64,151
Contingent consideration payable	35,886	30,623
Deferred tax liability	37,370	36,804
Other long-term liabilities	1,733	3,430
Total long-term liabilities	172,160	171,364
Total liabilities	292,836	384,782
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2021 and March 31, 2022: 283,257,104 and 284,521,181 shares issued and outstanding at December 31, 2021 and March 31, 2022, respectively	722,430	725,755
Additional paid-in capital	35,357	44,726
Accumulated other comprehensive income	280	787
Accumulated earnings	267,666	436,239
Total shareholders' equity	1,025,733	1,207,507
Total liabilities and shareholders' equity	$1,318,569	$1,592,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)

(Unaudited)

	Three months ended March 31,
	2021	2022
Revenue:
Research fees	$3,986	$9,333
Licensing revenue	20,259	231
Milestone payments	7,000	-
Royalty revenue	171,496	307,017
Total revenue	202,741	316,581
Operating expenses:
Royalty fees	20,010	44,637
Research and development(1)	12,352	26,366
Sales and marketing(1)	2,578	2,370
General and administrative(1)	6,422	14,268
Depreciation and amortization	3,305	3,990
Total operating expenses	44,667	91,631
Income from operations	158,074	224,950
Other (income)
Other income	(265)	(665)
Grants and incentives	(3,148)	(5,194)
Total other (income)	(3,413)	(5,859)
Net earnings before income tax	161,487	230,809
Income tax expense	44,266	62,236
Net earnings	$117,221	$168,573
Foreign currency translation adjustment	-	507
Comprehensive income	$117,221	$169,080

Net earnings per share attributable to common shareholders
Basic	$0.43	$0.59
Diluted	$0.37	$0.54
Weighted-average common shares outstanding
Basic	269,697,212	283,895,020
Diluted	320,282,747	311,482,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Exclusive of depreciation and amortization

AbCellera Biologics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balances as of December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,264,077	3,325	(2,922)	-	-	403
Stock-based compensation expense	-	-	12,291	-	-	12,291
Foreign currency translation adjustment	-	-	-	-	507	507
Net earnings	-	-	-	168,573	-	168,573
Balances as of March 31, 2022	284,521,181	$725,755	$44,726	$436,239	$787	$1,207,507

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balances as of December 31, 2020	269,497,768	$710,387	$5,919	$114,202	$-	$830,508
Shares issued under stock option plan	1,428,162	752	(579)	-	-	173
Stock-based compensation expense	-	-	4,021	-	-	4,021
Reclassification of liability classified options	-	-	5,201	-	-	5,201
Net earnings	-	-	-	117,221	-	117,221
Balances as of March 31, 2021	270,925,930	$711,139	$14,562	$231,423	$-	$957,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Three months ended March 31,
	2021	2022
Cash flows from operating activities:
Net income	$117,221	$168,573
Cash flows from operating activities:
Depreciation of property and equipment	840	1,391
Amortization of intangible assets	2,465	2,606
Amortization of operating lease right-of-use assets	661	976
Stock-based compensation	5,427	12,291
Other	432	(592)
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(30,073)	(8,751)
Accrued royalties receivable	26,861	(167,914)
Income taxes payable	(6,123)	69,965
Accounts payable and accrued liabilities	(5,194)	751
Deferred revenue	6,086	941
Accrued royalties payable	(7,134)	22,857
Deferred grant revenue	2,468	4,682
Other assets	(4,392)	(7,557)
Net cash provided by operating activities	109,545	100,219
Cash flows from investing activities:
Purchases of property and equipment	(3,644)	(14,495)
Purchase of marketable securities	-	(51,774)
Proceeds from marketable securities	-	57,294
Receipt of grant funding	-	2,596
Long-term investments and other assets	-	(11,657)
Investment in and loans to equity accounted investees	(12,195)	(8,335)
Net cash used in investing activities	(15,839)	(26,371)
Cash flows from financing activities:
Repayment of long-term debt and contingent consideration	(1,716)	(72)
Proceeds from long-term debt and issuance of common shares pursuant to exercise of stock options	173	1,941
Payment of liability for in-licensing agreement	-	(5,000)
Net cash provided by (used in) financing activities	(1,543)	(3,131)
Effect of exchange rate changes on cash and cash equivalents	(484)	(204)
Increase in cash and cash equivalents	91,679	70,513
Cash and cash equivalents and restricted cash, beginning of period	594,116	501,142
Cash and cash equivalents and restricted cash, end of period	$685,795	$571,655
Restricted cash included in other long-term assets	-	(937)
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$685,795	$570,718
Supplemental disclosure of non-cash investing and financing activities
Property plant and equipment in accounts payable	423	2,353
Right-of-use assets obtained in exchange for operating lease obligation	14,188	658

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

2. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2021.

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2021 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021.

All amounts expressed in these condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars.

3. Significant accounting policies

Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including evaluating whether contractual obligations represent distinct performance obligations, determining whether an option for additional goods or services represents a material right, allocating the transaction price to performance obligations within a contract, and assessing the recognition and possible future reversal of variable consideration, the fair value of acquired intangible assets, contingent consideration payable, and the estimates of stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.

COVID-19 Pandemic

With the global spread of the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. Given the global economic impact, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, and results of operations could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans and response strategy. As of the date of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the condensed consolidated financial statements as a result of future adoption.

4. Net earnings per share

Basic and diluted net earnings per share attributable to common shareholders was calculated as follows:

	Three months ended March 31,
	2021	2022
Basic earnings per share
Net earnings attributable to common shareholders - basic	$117,221	$168,573
Weighted-average common shares outstanding - basic	269,697,212	283,895,020
Net earnings per share attributable to common shareholders - basic	$0.43	$0.59

Diluted earnings per share
Net earnings attributable to common shareholders - diluted	$117,221	$168,573
Weighted-average common shares outstanding - basic	269,697,212	283,895,020
Stock options and RSUs	50,585,535	27,586,997
Weighted-average common shares outstanding - diluted	320,282,747	311,482,017
Net earnings per share attributable to common shareholders - diluted	$0.37	$0.54

The Company excluded nil and 2,974,052 potential common shares based on amounts outstanding as of March 31, 2021 and March 31, 2022, respectively, from the computation of diluted net earnings per share attributable to common shareholders because including them would have had an anti-dilutive effect.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31, 2021	March 31, 2022
Computers	$7,843	$8,356
Land	33,044	33,044
Laboratory equipment	18,805	25,822
Leasehold improvements	23,962	28,568
Operating lease right-of-use assets	37,788	37,469
Property and equipment	121,442	133,259
Less accumulated depreciation	(9,826)	(11,210)
Property and equipment, net	$111,616	$122,049

As of December 31, 2021 and March 31, 2022, leasehold improvements include tenant improvements in progress that have not commenced depreciation in the amount of $19.8 million and $6.6 million, respectively. Depreciation expense on property and equipment for the three months ended March 31, 2021, and 2022 was $0.8 million and $1.4 million, respectively.

Subsequent to March 31, 2022, the Company deposited CAD $25.0 million ($20.0 million) in trust to acquire land related to the future GMP facility, subject to customary closing conditions.

6. Intangible assets

Intangible assets consisted of the following:

	March 31, 2022
	Gross carrying amount	Accumulated amortization	Net book value
License	$35,873	$11,942	$23,931
Technology	52,700	3,246	49,454
IPR&D	72,400	-	72,400
	$160,973	$15,188	$145,785

As of March 31, 2022, amortization expense on intangible assets is estimated to be as follows for each of the next five years:

Amortization Expense
2022	$10,425
2023	10,399
2024	4,041
2025	4,041
2026	4,041
$32,947

7. Investments in and loans to equity accounted investees

The Company has entered into two joint ventures as part of the construction of future office and laboratory headquarters. During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). As of March 31, 2022, the equity investment balance of $19.7 million represents the contributions made since inception. In March, 2021, the Company entered into the Beedie joint venture (Beedie JV). To date the equity investment balance of $14.7 million represents contributions made since inception into the Beedie JV. To date, the Company has recorded immaterial amounts of its proportionate income or loss with respect to both ventures.

In March, 2021, the Company made a commitment of up to CAD $82.7 million ($61.5 million) to the Dayhu JV to fund the construction at a rate referenced to an applicable Canadian bank prime rate plus 0.6%, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and future assets of the joint venture. As of December 31, 2021, and March 31, 2022, the outstanding related party loan balance was $18.0 million and $24.4 million, respectively, to the joint venture.

8. Accounts payable and other liabilities

Accounts payable and other liabilities consisted of the following:

	December 31, 2021	March 31, 2022
Accounts payable and accrued liabilities	$14,924	$10,352
Liability for in-licensing agreement	4,933	-
Operating lease liability	3,652	3,920
Payroll liabilities	4,035	6,395
Current portion of deferred grant funding	4,473	5,050
Total accounts payable and other liabilities	$32,017	$25,717

9. Shareholders’ equity

Sixth Amended and Restated Stock Option Plan:

The Company maintains the AbCellera Biologics Inc. Sixth Amended and Restated Stock Option Plan and our Pre-IPO Plan. Any awards granted under the Pre-IPO Plan will remain subject to the terms of our Pre-IPO Plan and applicable award agreements.

2020 Share Option and Incentive Plan:

Our 2020 Share Option and Incentive Plan, or 2020 Plan, was approved by our board of directors on November 18, 2020, and approved by our shareholders on December 1, 2020.

As of March 31, 2022, the number of shares available for issuance under the 2020 Plan was 24,796,663, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	39,206,307	$0.86
Granted	-	-
Exercised	(1,220,690)	0.33
Forfeited	(451,917)	0.27
Outstanding as of March 31, 2022	37,533,700	0.89
Options exercisable as of March 31, 2022	19,832,636	$0.58

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	5,284,347	$19.19
Granted	3,089,624	11.29
Exercised	-	-
Forfeited	(54,134)	18.61
Outstanding as of March 31, 2022	8,319,837	$16.26
Options exercisable as of March 31, 2022	461,055	25.90

As part of the 2020 Plan, restricted share units (RSUs) were available to be granted and are subject to annual vesting. The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,080,413	$23.62
Granted	1,972,170	11.30
Vested and settled	(43,387)	52.88
Forfeited	(35,144)	18.76
Outstanding as of March 31, 2022	2,974,052	$15.08

Stock-based compensation:

Stock-based compensation expense was classified in the condensed consolidated statements of income and comprehensive income as follows:

	Three months ended March 31,
	2021	2022
Research and development	$3,158	$5,937
Sales and marketing	953	994
General and administrative	1,316	5,360
	$5,427	$12,291

10. Revenue

The disaggregated revenue categories are presented on the face of the condensed consolidated statements of income and comprehensive income.

Deferred revenue

Deferred revenue represents payments received for performance obligations not yet satisfied and are presented as current or long-term in the accompanying balance sheets based on the expected timing of satisfaction of the underlying goods and/or services.

Deferred revenue outstanding in each respective period is as follows:

	December 31, 2020	March 31, 2021	December 31, 2021	March 31, 2022
Deferred revenue	$26,321	$32,375	$34,954	$35,861

During the three months ended March 31, 2021 and 2022, the Company recognized $1.3 million and $2.7 million, respectively, of revenue that had been included in deferred revenue in the previous year.

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

The agreement resulted in an initial upfront payment of $26.7 million, of which $21.9 million was included in deferred revenue at December 31, 2020. For the year ended December 31, 2021, the Company received an additional $1.7 million in payments, for total payments received in respect of this agreement of $28.4 million. In the three months ended March 31, 2022, the Company received no additional payments. The Company expects to recognize approximately $5.3 million in revenue in the next 12 months related to these payments under the agreement.

Of the remaining deferred revenue balance of $15.9 million, which is related to various other agreements, approximately $3.9 million is expected to be recognized in revenue in the next 12 months.

11. Financial instruments

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans to equity accounted investees, accounts payable and accrued liabilities and royalties payable, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, royalties payable, and loans to equity accounted investees approximate their fair values.

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

The following table presents the changes in fair value of the liability for contingent consideration:

Three months ended March 31, 2022	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$22,934	$-	$22,934
TetraGenetics (ii)	$35,886	$(698)	$35,188

i)

The estimated fair value of the earn-out payments relates to a specific customer license ending on April 9, 2024, was determined by estimating the payout of the expected future net cash flows associated to the specific customer license during the earn-out period. The significant assumptions include the amount and timing of projected future net revenues received by us from the specific customer license, discounted at 22%, the rate that measures the risks inherent in the future cash flows.

ii)

The estimated fair value of potential future successful milestone payouts was determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at 8%, the rate that measures the risks inherent in the future cash flows.

Marketable Securities

As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations.

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

The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at March 31, 2022:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$14,971	$-	$-	$14,971
Certificate of deposit	-	16,940	-	16,940
Commercial paper	-	18,437	-	18,437
Corporate bonds	-	157,135	-	157,135
Non-U.S. government agencies	-	12,934	-	12,934
Asset backed securities	-	19,918	-	19,918
	$14,971	$225,364	$-	$240,335

12. Commitments and contingencies

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

Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three months ended March 31, 2022, the Company has expensed approximately $44.6 million, related to such obligations, of which $45.4 million is included in current liabilities.

Since inception, the Company has incurred expenditures of $44.9 million and $24.0 million under phase 1 and 2, respectively, under the Canadian government’s Strategic Innovation Fund, or SIF. Spending under phase 1 of the agreement and such amounts are not repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of March 31, 2022, no amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable as of March 31, 2022.

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

•	our ability to provide our partners with a full solution from target to investigational new drug, or IND, submission;
•	our partners ability to develop a molecule discovered by us into a viable commercial product, on a timely basis or at all;
•	our expectations regarding the completion of our good manufacturing practices, or GMP, facility and our manufacturing capabilities;
•	our ability to establish and maintain intellectual property protection for our technologies and workflows and avoid or defend against claims of patent infringement;
•	our ability to attract, hire and retain key personnel and to manage our future growth effectively;
•	our ability to obtain additional financing in future offerings;
•	the volatility of the trading price of our common shares;
•	our ability to attract and retain key scientific and engineering personnel;
•	business disruptions affecting our operations and the development of our platform due to the global COVID-19 pandemic;
•	the global economic impact of the ongoing conflict between Russia and Ukraine and related sanctions;
•	our ability to avoid material weaknesses or significant deficiencies in our internal control over financial reporting in the future;
•	our expectations regarding our Passive Foreign Investment Company, or PFIC, status for our taxable year ended December 31, 2022, or any future taxable year;
•	our expectations regarding our recent business acquisitions and our ability to realize the intended benefits of such transactions;
•	our expectations regarding the use of our cash resources;
•	the ability of our partners to deliver royalty bearing products to the market;
•	our expectations about market trends; and
•	our ability to predict and manage government regulation.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in “Summary of the Material and Other Risks Associated with Our Business” above and “Risk Factors” below, that we believe could cause actual results or events to differ materially from our forward-looking statements. We operate in a competitive and rapidly changing environment and new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter.

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

This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All market data used in this Quarterly Report involves assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

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

Our full-stack, artificial intelligence, or AI, powered antibody discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. We forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development. As of March 31, 2022, we had 158 discovery programs that are either completed, in progress or under contract with 36 partners. As a recent example, in a collaboration with Eli Lilly and Company, or Lilly, we applied our technology stack to co-develop two antibody therapies to treat and prevent COVID-19. Starting from a single blood sample obtained from a convalescent patient, we and our partners identified a viable antibody drug candidate within three weeks that advanced into clinical testing 90 days after initiation of the program. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had two AbCellera discovery programs and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval.

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

Our deals emphasize participation in the success and upside of future antibody therapeutics. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, and downstream payments in the form of clinical and commercial milestones, and royalties on net sales. We also participate in alternative investment opportunities including equity in our business partners and various rights for deeper involvement in moving molecules forward. Longer-term we are eligible to receive additional payments upon satisfaction of clinical and commercial milestones, which we refer to as milestone payments, as well as royalties on sales of products derived from antibodies that we discover for our partners. Our discovery partnerships generally include royalty payments on net sales in the single digit to low-double digit range.

We generated revenue of $202.7 million and $316.6 million for the three months ended March 31, 2021 and 2022, respectively. We have also grown the number of programs that we have under contract with our partners, as illustrated by the following charts.

We incurred sales and marketing expenses of $2.6 million and $2.4 million for the three months ended March 31, 2021 and 2022, respectively. We are continuing to invest into our business development team and into marketing our solutions to new and existing partners.

We focus a substantial portion of our resources on research and development efforts towards deepening our technology and expertise along our technology stack, and we expect to continue to make significant investments in this area for the foreseeable future. We incurred research and development expenses of $12.4 million and $26.4 million for the three months ended March 31, 2021 and 2022, respectively. We incurred general and administrative expenses of $6.4 million and $14.3 million for the three months ended March 31, 2021 and 2022, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

Our net earnings for the three months ended March 31, 2021, was $117.2 million and our net earnings for the three months ended March 31, 2022, was $168.6 million. As of March 31, 2022, we had accumulated earnings of $436.2 million and we had cash, cash equivalents and marketable securities totaling $786.1 million.

Recent Developments

In February 2022, we announced that bebtelovimab (LY-CoV1404), the second antibody developed through our collaboration with Lilly, received an Emergency Use Authorization, or EUA, from the FDA for the treatment of mild-to-moderate COVID-19. Lilly announced in February 2022 that they entered into a purchase agreement with the U.S. government to supply up to 600,000 doses of bebtelovimab no later than March 31, 2022, with an option of 500,000 additional doses no later than July 31, 2022, for at least $720 million.

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

•

Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of March 31, 2022, we had 158 discovery programs that are either completed, in progress or under contract with 36 partners. We are building our business development team across the major biotechnology geographic hubs in order to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our platform. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our technological differentiation.

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

Cumulative Metrics	March 31, 2021	March 31, 2022	Change %
Number of discovery partners	29	36	24%
Programs under contract	119	158	33%
Program starts	54	84	56%
Molecules in the clinic	1	6	500%

The table below outlines the details of molecules in the clinic as at March 31, 2022:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, Emergency Use Authorization (EUA)	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
Bebtelovimab (LY-CoV1404)	Phase 2, EUA	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015	IND approved	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	IND approved	Undisclosed	Undisclosed	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	Discovery partnership

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

Molecules in the clinic represent the count of unique molecules for which an IND, New Animal Drug, or equivalent under other regulatory regimes, application has been approved based on an antibody that was discovered either by us or by a partner using licensed AbCellera technology. Where the date of such application approval is not known to us, the date of the first public announcement of a clinical trial will be used for the purpose of this metric. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to March 31, 2022:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Empirico	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon	Single target	Oncology	August 3, 2021
Undisclosed biotech	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotech	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics	9 targets, multi-year	Oncology	January 14, 2021
Invetx	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals	Multi-target, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences	Single target	Infectious disease	June 13, 2019
Denali Therapeutics	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharma	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries	Single target	Membrane protein	June 13, 2017
Pfizer	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotech	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement

Results of operations

Comparison of the three months ended March 31, 2021 and 2022

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

The following table summarizes our unaudited results of operations data for the three months ended March 31, 2021 and 2022:

	Three months ended March 31,
	2021	2022
Revenue:
Research fees	$3,986	$9,333
Licensing revenue	20,259	231
Milestone payments	7,000	-
Royalty revenue	171,496	307,017
Total revenue	202,741	316,581
Operating expenses:
Royalty fees	20,010	44,637
Research and development(1)	12,352	26,366
Sales and marketing(1)	2,578	2,370
General and administrative(1)	6,422	14,268
Depreciation and amortization	3,305	3,990
Total operating expenses	44,667	91,631
Income from operations	158,074	224,950
Other (income)
Other income	(265)	(665)
Grants and incentives	(3,148)	(5,194)
Total other (income)	(3,413)	(5,859)
Net earnings before income tax	161,487	230,809
Income tax expense	44,266	62,236
Net earnings	$117,221	$168,573
Foreign currency translation adjustment	-	507
Comprehensive income	$117,221	$169,080
Net earnings per share attributable to common shareholders
Basic	$0.43	$0.59
Diluted	$0.37	$0.54
Weighted-average common shares outstanding
Basic	269,697,212	283,895,020
Diluted	320,282,747	311,482,017

(1)	Amounts are exclusive of depreciation and amortization. Amounts include stock-based compensation as follows:

	Three months ended March 31,
	2021	2022
Research and development	$3,158	$5,937
Sales and marketing	953	994
General and administrative	1,316	5,360
	$5,427	$12,291

Revenue

	Three months ended March 31,		Change
	2021	2022	Amount	%
Revenue
Research fees	$3,986	$9,333	$5,347	134%
Licensing revenue	20,259	231	(20,028)	(99)%
Milestone payments	7,000	-	(7,000)	(100)%
Royalty revenue	171,496	307,017	135,521	79%
Total revenue	$202,741	$316,581	$113,840	56%

Revenue increased by $113.8 million from the three months ended March 31, 2021 to March 31, 2022. The increase was driven primarily by royalty payments of $307.0 million that are directly associated with the specified percentage of proceeds that Lilly received from the sales of bebtelovimab in addition to a $5.3 million increase in research fees attributable to the increase in programs under contract. The increase in revenue was partially offset by a decrease of $20.0 million in licensing revenue related to the Trianni platform and no new milestone achievements within the period.

Operating Expenses

Royalty Fees

	Three months ended March 31,		Change
	2021	2022	Amount	%
Royalty fees	$20,010	$44,637	$24,627	123%

Royalty fees for the three months ended March 31, 2021 and 2022 were $20.0 million and $44.6 million, respectively. Royalty fees were attributable to the royalty revenues received by the Company from sales of bamlanivimab and bebtelovimab by Eli Lilly due to AbCellera’s collaborations in pandemic response.

Research and Development

	Three months ended March 31,		Change
	2021	2022	Amount	%
Research and development	$12,352	$26,366	$14,014	113%

Research and development expenses increased by $14.0 million, or 113%, from the three months ended March 31, 2021 to March 31, 2022, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $9.1 million is due to the increase in compensation expense consistent with the increase in headcount. $4.8 million of the increase is attributed to an increase in research materials, facilities, supplies and services consistent with the overall increase in research and development activities.

Sales and Marketing

	Three months ended March 31,		Change
	2021	2022	Amount	%
Sales and marketing	$2,578	$2,370	$(208)	(8)%

Sales and marketing expenses decreased by $0.2 million, or 8%, from the three months ended March 31, 2021 to March 31, 2022. The increase in compensation costs of $0.7 million was offset by a $0.8 million donation to Surrey Hospital made in the first quarter of 2021.

General and Administrative

	Three months ended March 31,		Change
	2021	2022	Amount	%
General and administrative	$6,422	$14,268	$7,846	122%

General and administrative expenses increased by $7.8 million, or 122%, from the three months ended March 31, 2021 to March 31, 2022. $4.0 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense. $4.4 million of the increase in general and administrative expense is attributed to software and licencing expenditures, compensation expense exclusive of stock-based compensation, and general office and facilities expenses to support the growth of the company. The overall increase was offset by a $0.8 million reduction in legal and accounting fees and other corporate matters in the period.

Depreciation and Amortization

	Three months ended March 31,		Change
	2021	2022	Amount	%
Depreciation and amortization	$3,305	$3,990	$685	21%

Depreciation and amortization expenses increased by $0.7 million, or 21%, from the three months ended March 31, 2021 to March 31, 2022. Amortization expense increased by $0.1 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $0.6 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Other (Income)

	Three months ended March 31,		Change
	2021	2022	Amount	%
Other income	$(265)	$(665)	$(400)	151%

Other income increased by $0.4 million, or 151%, from the three months ended March 31, 2021 to March 31, 2022. Other income for the three months ended March 31, 2021, included a foreign exchange loss and interest income of $0.4 million partially offset by a $0.6 million gain on fair value adjustments. Other income for the three months ended March 31, 2022, included a foreign exchange gain and interest income of $1.2 million partially offset by $0.6 million loss on fair value adjustments related to held-for-trading marketable securities and contingent consideration.

Grants and Incentives

	Three months ended March 31,		Change
	2021	2022	Amount	%
Grants and incentives	$(3,148)	$(5,194)	$(2,046)	65%

Grants and incentives increased by $2.0 million, or 65%, from the three months ended March 31, 2021 to March 31, 2022. This increase was primarily driven by an increase in activity relating to research and development expenditures that are eligible for the SIF project.

Income Tax Expense

	Three months ended March 31,		Change
	2021	2022	Amount	%
Income tax expense	$44,266	$62,236	$17,970	41%

Income taxes expense increased $18.0 million in the three months ended March 31, 2022, primarily driven by royalty revenue in the quarter and increased net earnings in the period.

Liquidity and Capital Resources

As of March 31, 2022, we had $786.1 million of cash, cash equivalents and marketable securities, comprising $545.7 million in cash and cash equivalents and $240.3 million in marketable securities. The increase of $63.1 million since December 31, 2021, was primarily from cash flow from operations and driven by the receipt of accounts receivable relating to royalties from bamlanivimab and bebtelovimab in the three months ended March 31, 2022.

We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year since 2018. We intend to significantly invest in our business, and as a result may incur operating losses in future periods. We will continue to invest in research and development efforts towards expanding our capabilities and expertise along our technology stack, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our future office headquarters, and related infrastructure, including execution of long-term office-lease arrangements. Based on our current business plan, we believe that our existing cash, cash equivalents, and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of external funding over at least the next 36 months following the date of this report.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2021	2022
Net cash provided by (used in):
Operating activities	$109,545	$100,219
Investing activities	(15,839)	(26,371)
Financing activities	(1,543)	(3,131)
Effect of exchange rate fluctuations on cash and cash equivalents	(484)	(204)
Net increase in cash and cash equivalents	$91,679	$70,513

Operating activities

Net cash provided by operating activities decreased from $109.5 million in the three months ended March 31, 2021 to $100.2 million in the three months ended March 31, 2022. The decrease resulted primarily from a decrease in licensing revenue and milestone payments in the quarter and an increase in expenditures that reflect AbCellera’s investment in research and development activities and growth of the company.

Investing activities

Net cash used by investing activities increased from $15.8 million in the three months ended March 31, 2021 to $26.4 million in the three months ended March 31, 2022. Investing activities during the three months ended March 31, 2021 were attributed to the purchase of property and equipment and investments is equity accounted investees.  The increase in investing activities during the three months ended March 31, 2022 was primarily attributable to purchases of property and equipment and purchases of long-term investments.

Financing activities

Net cash used by financing activities was $1.5 million for the three months ended March 31, 2021. This was due primarily to repayment of long-term debt. Net cash used by financing activities was $3.1 million for the three months ended March 31, 2022 due to final payment of an in-licensing agreement partly offset by proceeds from long-term debt.

Critical Accounting Policies and Significant Judgements and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2021. We believe our exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings as set forth in the Form 10-K filed with the SEC on March 31, 2022.

Item 1A. Risk Factors.

Risks Related to Our Business and Strategy

We have incurred losses in certain years since inception and we may not be able to generate sufficient revenue to maintain profitability.

We expect to invest heavily in our business. We expect to experience fluctuations in revenue and expenses which makes it difficult to evaluate our business. We may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Our net earning for the three months ended March 31, 2021 and 2022 was $117.2 million and $168.6 million, respectively. As of March 31, 2022, we had accumulated earnings of $436.2 million. We expect that our operating expenses will continue to increase significantly, including as we:

•	invest in research and development activities to improve our technology and platform;
•	market our solutions to existing and new partners;
•	acquire businesses or technologies to support our business;
•	attract, hire and retain qualified personnel;
•	maintain, expand, enforce, protect and defend our intellectual property portfolio;
•	prosecute and defend our ongoing and any future patent litigation;
•	build our new GMP manufacturing facility;
•	create additional infrastructure to support our operations, including expanding our sales and marketing organization;
•	add operational, financial and management information systems and personnel to support our operations as a public company; and
•	experience any delays or encounter issues with any of the above.

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

During the years ended December 31, 2020 and 2021, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, as well as royalty payments for the first time. During the three months ended March 31, 2022, we continued to receive royalty payments primarily on sales of bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020 and 2021, these royalty payments related to our partnership with Eli Lilly upon sales of bamlanivimab, an antibody therapy designed to treat and prevent COVID-19. Therefore, significant amount of royalty payments that we have received in recent periods are derived from a compound developed in a single partnership, and there can be no assurance that the revenues we have generated in such periods will be replicated in future periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitations, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our platform. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.

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

For example, 2020 was the first year in which we received payments from a partner beyond upfront fees. The antibody, bamlanivimab developed by Eli Lilly and Company, has undergone clinical testing and has received EUA from the FDA, and we have received associated milestone payments and royalties on net sales in 2020 and 2021. Eli Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate through clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had two AbCellera discovery programs and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval. There is no guarantee that we will continue to generate the levels of revenue, particularly milestone and royalty revenues, from our partnerships as we have experienced in recent periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitations, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab. In addition, we have only recently begun to generate licensing revenue from our Trianni humanized rodent platform. There can be no assurance that we will continue to generate or expand our licensing revenue from this product offering in future periods.

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

Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery platform, or the realization of other risks described in this annual report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. Such additional financing may not be available on terms acceptable to us or at all.

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

If we cannot maintain and expand current partnerships and agreements and enter new partnership agreements that generate discovery programs for antibodies, our business could be adversely affected.

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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For the year ended December 31, 2020, three of our partners accounted for 35%, 25% and 14% of our research fees revenue and eight partners accounted for the remaining 26% of research fees revenue. For the year ended December 31, 2020 we recognized our first milestone and royalty revenue streams, totaling $213.3 million, exclusively from our partnership with Lilly. For the year ended December 31, 2021, four partners accounted for 29%, 17%, 11% and 10% of our research fees revenue and twelve partners accounted for the remaining 33% of research fees revenue. For the year ended December 31, 2021, we recognized licensing revenue of $7.0 million and royalty revenue of $327.4 million exclusively from our partnership with Lilly.  Because a significant portion of our revenue in 2020 and 2021 was derived from sales of bamlanivimab, any reduction in sales of this compound may materially and adversely affect our results of operations for future periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitations, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab.

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

Development of a biological molecule is inherently uncertain, and it is possible that none of the drug candidates discovered using our antibody discovery platform that are further developed by our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.

We use our platform to offer antibodies to partners who are engaged in antibody discovery and development. These partners include large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations. While we receive upfront payments generated through our receipt of technology access fees and discovery research fees for performing research activities for our partners, we estimate that the vast majority of the economic value of the contracts that we enter into with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. As a result, our future growth is dependent on the ability of our partnerships to successfully develop and commercialize therapies based on antibodies discovered using our platform. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our platform is capable of identifying high quality antibodies, there can be no assurance that our partnerships will successfully develop, secure marketing approvals for and commercialize any drug candidates based on the antibodies that we discover. As a result, we may not realize the intended benefits of our partnerships. We initiated our partnering program in 2015 and have only had two AbCellera discovery programs and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval.

Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, there may not be successful development of any drug candidates with the antibodies that we discover, or we and our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized. For example, under our research agreement with Eli Lilly, we are eligible to receive and have received payments upon the achievement of certain development milestones and are eligible to receive royalties resulting from sales of both COVID-19 and non-COVID-19 products that incorporate antibodies we discovered. While we have received milestone and royalty payments from this collaboration, there can be no assurance that we will receive additional milestone payments or any royalties in the future. Furthermore, there can be no assurance that Eli Lilly will be successful in its further development of bamlanivimab or bebtelovimab. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitation, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab.

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

We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in approximately 400 employees as of March 31, 2022. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.

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

Our competitors and potential competitors may enjoy a number of competitive advantages over us. For example, these may include:

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

Our success depends on, among other things, the market’s confidence that our platform is capable of substantially shortening the amount of time necessary to perform certain research activities as compared to the use of legacy and other alternative technologies, and will enable more efficient or improved pharmaceutical and biotechnology product development. For example, while we have in the past been able to identify a potential drug candidate for human testing within 90 days, there is no assurance that we will be able to do so on this timeframe again in the future, or at all. To date, we have only had one program result in clinical milestone and two programs result in royalty payments to us. While our partnership with Eli Lilly has produced bamlanivimab, an antibody for which Eli Lilly was granted two EUAs by the FDA, for administration alone and together with etesevimab, and a similar authorization by Health Canada for bamlanivimab alone. This partnership has also produced bebtelovimab, a second antibody that was granted an EUA by the FDA. Despite these authorizations, we have not yet had a program receive full marketing approval. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitations, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies.

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

As of March 31, 2022, we owned or exclusively licensed over 70 issued or allowed patents and over 70 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Channel Bio, Celium, Trianni, the Trianni Mouse, and TetraGenetics in the U.S., Canada, Australia and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.

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

In July 2020, we filed a complaint against Berkeley Lights, in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Berkeley Lights’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Berkeley Lights filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Berkeley to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court.  The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Berkeley Lights filed a Petition for Inter-Partes Review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia.  In July 2021, Berkeley Lights filed a second Petition for Inter-Partes Review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia.  In August 2021, Berkeley Lights filed a third Petition for Inter-Partes Review of U.S. Patent No.  10,738,270 that we exclusively license from the University of British Columbia.  In August 2021, the court stayed the patent litigation against Berkeley Lights in view of the Petitions for Inter-Partes Review filed by Berkeley Lights. In January 2022, the PTAB denied one petition and instituted one petition.  In February 2022, the PTAB denied the final petition.  Trial on the instituted petition is scheduled for November 2022.

In August 2020, Berkeley Lights filed a complaint in the Northern District of California against us and our wholly-owned subsidiary Lineage Inc. The complaint includes two counts of unfair competition and one count of non-infringement of a U.S. patent: Patent No. 10,058,839 (the “’839 patent”). Berkeley Lights is seeking, among other things, damages and a declaratory judgment of non-infringement of the ’839 patent. We filed a motion to dismiss the action for lack of jurisdiction and failure to state a claim upon which relief can be granted pursuant to Federal Rules of Civil Procedure 12(b) 1, 2, and 6. In January 2021, the Court determined that there was no jurisdiction over AbCellera or Lineage and dismissed the unfair competition claims but ordered jurisdictional discovery on a limited basis with respect to AbCellera only regarding Berkeley Lights’ request for declaratory judgment on the ‘839 patent. In July 2021, Berkeley Lights voluntarily dismissed this lawsuit.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on issued United States and most foreign patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications in order to maintain such patents and patent applications. We have systems in place to remind us to pay these fees, and we engage an outside service and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-

compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, if we or our licensors fail to maintain the patents and patent applications covering our products and technology our competitors may be able to enter the market with similar or identical products or technology without infringing our patents and this circumstance would have a material adverse effect on our business.

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

The ongoing military action between Russia and Ukraine and related sanctions could adversely affect our business, financial condition, and patent administration.

In February of 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, cyber attacks and cybersecurity threats, and could also aggravate the other risk factors that we identify herein.

In addition, the impact of sanctions against Russia and the potential retaliatory acts from Russia, could have a material adverse effect on our business and intellectual property rights. For example, we may be unable to obtain patent rights to our Trianni and microfluidic platforms as well as bamlanivimab which are protected in other jurisdictions around the world.

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

The trading price of our common shares is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume These factors include:

•	actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•	the introduction of new technologies or enhancements to existing technology by us or others in our industry;
•	our inability to establish additional collaborations;
•	departures of key scientific or management personnel;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or antibody discovery in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common shares by us or our shareholders in the future;
•	trading volume of our common shares;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or shareholder litigation;
•	the impact of the ongoing COVID-19 pandemic on our business;
•	general political and economic conditions, including those resulting from the conflict between Russia and Ukraine and the attendant sanctions; and
•	other events or factors, many of which are beyond our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2022.

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

AbCellera Biologics Inc.

Date: May 10, 2022	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer
(Principal Financial Officer)