Form 10-K/A
period 2021-12-31
AbCellera Biologics Inc.
filed 2022-07-22
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Vancouver, BC, Canada	85

   EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, initially filed with the Securities and Exchange Commission on February 25, 2022 (the “Original 2021 Form 10-K”), is being filed to revise Part II, Item 9A “Controls and Procedures” and amend certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in response to a comment received from the staff of the Securities and Exchange Commission’s Division of Corporation Finance. This Form 10-K/A amends and restates in its entirety Part II, Item 9A of the Original 2021 Form 10-K and corrects the officer certifications filed as Exhibit 31.1 and 31.2 to the Original 2021 Form 10-K. Except as stated above, this Form 10-K/A does not reflect events occurring after the Original 2021 Form 10-K and does not modify or update in any way the disclosures contained in the Original 2021 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 2021 Form 10-K.

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

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1)	The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, were appended to the Original 2021 Form 10-K.
2)	All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.
3)	Exhibits:

Exhibit Index.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCELLERA BIOLOGICS INC.

Date: July 22, 2022	By:	/s/ Carl L. G. Hansen
Carl L.G. Hansen, Ph.D.
Chief Executive Officer

3