Form 10-Q
period 2022-06-30
AbCellera Biologics Inc.
filed 2022-08-09
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 285,138,643 common shares, no par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AbCellera Biologics Inc.

Condensed Consolidated Balance Sheets

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	December 31, 2021	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$476,142	$790,615
Marketable securities	246,835	231,652
Total cash, cash equivalents, and marketable securities	722,977	1,022,267
Accounts and accrued receivable	160,576	52,797
Restricted cash	25,000	25,000
Other current assets	21,247	43,891
Total current assets	929,800	1,143,955
Long-term assets:
Property and equipment, net	111,616	149,178
Intangible assets, net	148,392	143,179
Goodwill	47,806	47,806
Investments in and loans to equity accounted investees	50,313	65,824
Other long-term assets	30,642	43,842
Total long-term assets	388,769	449,829
Total assets	$1,318,569	$1,593,784
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$32,017	$24,390
Current portion of contingent consideration payable	22,934	34,252
Income taxes payable	35,683	107,322
Accrued royalties payable	22,506	50,555
Deferred revenue	7,536	4,621
Total current liabilities	120,676	221,140
Long-term liabilities:
Operating lease liability	36,413	32,759
Deferred revenue and grant funding	60,758	64,800
Contingent consideration payable	35,886	24,629
Deferred tax liability	37,370	34,616
Other long-term liabilities	1,733	2,984
Total long-term liabilities	172,160	159,788
Total liabilities	292,836	380,928
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2021 and June 30, 2022: 283,257,104 and 285,052,302 shares issued and outstanding at December 31, 2021 and June 30, 2022, respectively	722,430	726,825
Additional paid-in capital	35,357	56,001
Accumulated other comprehensive income	280	576
Accumulated earnings	267,666	429,454
Total shareholders' equity	1,025,733	1,212,856
Total liabilities and shareholders' equity	$1,318,569	$1,593,784
Subsequent events

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Revenue:
Research fees	$5,215	$12,538	$9,201	$21,871
Licensing revenue	263	147	20,522	377
Milestone payments	1,000	-	8,000	-
Royalty revenue	21,165	33,232	192,661	340,249
Total revenue	27,643	45,917	230,384	362,497
Operating expenses:
Royalty fees	3,610	5,210	23,622	49,847
Research and development(1)	15,046	26,685	27,403	53,052
Sales and marketing(1)	1,295	3,120	3,869	5,490
General and administrative(1)	11,203	14,412	17,688	28,680
Depreciation and amortization	3,522	4,886	6,827	8,875
Total operating expenses	34,676	54,313	79,409	145,944
Income (loss) from operations	(7,033)	(8,396)	150,975	216,553
Other (income) expense
Other (income) expense	(314)	25	(645)	(641)
Grants and incentives	(4,646)	(1,535)	(7,794)	(6,730)
Total other (income)	(4,960)	(1,510)	(8,439)	(7,371)
Net earnings (loss) before income tax	(2,073)	(6,886)	159,414	223,924
Income tax (recovery) expense	250	(101)	44,516	62,136
Net earnings (loss)	$(2,323)	$(6,785)	$114,898	$161,788
Foreign currency translation adjustment	2,152	(211)	2,152	296
Comprehensive income (loss)	$(171)	$(6,996)	$117,050	$162,084

Net earnings (loss) per share attributable to common shareholders
Basic	$(0.01)	$(0.02)	$0.42	$0.57
Diluted	$(0.01)	$(0.02)	$0.36	$0.52
Weighted-average common shares outstanding
Basic	272,196,107	284,686,542	270,953,541	284,292,312
Diluted	272,196,107	284,686,542	321,555,443	313,361,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Exclusive of depreciation and amortization

AbCellera Biologics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balances as of December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,264,077	3,325	(2,922)	-	-	403
Stock-based compensation expense	-	-	12,291	-	-	12,291
Foreign currency translation adjustment	-	-	-	-	507	507
Net earnings	-	-	-	168,573	-	168,573
Balances as of March 31, 2022	284,521,181	$725,755	$44,726	$436,239	$787	$1,207,507
Shares issued and restricted stock units ("RSUs") vested under stock option plan	531,121	1,070	(838)	-	-	232
Stock-based compensation expense	-	-	12,113	-	-	12,113
Foreign currency translation adjustment	-	-	-	-	(211)	(211)
Net loss	-	-	-	(6,785)	-	(6,785)
Balances as of June 30, 2022	285,052,302	$726,825	$56,001	$429,454	$576	$1,212,856

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balances as of December 31, 2020	269,497,768	$710,387	$5,919	$114,202	$-	$830,508
Shares issued under stock option plan	1,428,162	752	(579)	-	-	173
Stock-based compensation expense	-	-	4,021	-	-	4,021
Reclassification of liability classified options	-	-	5,201	-	-	5,201
Net earnings	-	-	-	117,221	-	117,221
Balances as of March 31, 2021	270,925,930	$711,139	$14,562	$231,423	$-	$957,124
Shares issued under stock option plan	6,056,748	3,619	(1,840)	-	-	1,779
Share-based compensation expense	-	-	8,473	-	-	8,473
Reclassification of liability classified options	-	-	474	-	-	474
Foreign currency translation adjustment	-	-	-	-	2,152	2,152
Net loss	-	-	-	(2,323)	-	(2,323)
Balances as of June 30, 2021	276,982,678	$714,758	$21,669	$229,100	$2,152	$967,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Six months ended June 30,
	2021	2022
Cash flows from operating activities:
Net income	$114,898	$161,788
Cash flows from operating activities:
Depreciation of property and equipment	1,897	3,681
Amortization of intangible assets	4,930	5,213
Amortization of operating lease right-of-use assets	1,354	2,120
Stock-based compensation	13,900	24,404
Other	337	(298)
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(28,339)	(6,963)
Accrued royalties receivable	172,768	106,583
Income taxes payable	(30,330)	52,251
Accounts payable and accrued liabilities	(3,640)	(1,882)
Deferred revenue	4,848	(2,979)
Accrued royalties payable	(3,623)	28,049
Deferred grant revenue	22,349	5,406
Other assets	(4,121)	(4,139)
Net cash provided by operating activities	267,228	373,234
Cash flows from investing activities:
Purchases of property and equipment	(40,448)	(45,817)
Purchase of marketable securities	-	(134,306)
Proceeds from marketable securities	-	145,808
Receipt of grant funding	4,520	8,098
Long-term investments and other assets	(5,034)	(11,657)
Investment in and loans to equity accounted investees	(20,510)	(15,694)
Net cash used in investing activities	(61,472)	(53,568)
Cash flows from financing activities:
Repayment of long-term debt and contingent consideration	(4,373)	(73)
Proceeds from debt and exercise of stock options	2,755	2,175
Payment of liability for in-licensing agreement	(5,000)	(4,060)
Net cash used in financing activities	(6,618)	(1,958)
Effect of exchange rate changes on cash and cash equivalents	(683)	(1,411)
Increase in cash and cash equivalents	198,455	316,297
Cash and cash equivalents and restricted cash, beginning of period	594,116	501,142
Cash and cash equivalents and restricted cash, end of period	$792,571	$817,439
Restricted cash included in other assets	-	(1,824)
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$792,571	$815,615
Supplemental disclosure of non-cash investing and financing activities
Property plant and equipment in accounts payable	-	2,146
Right-of-use assets obtained in exchange for operating lease obligation	29,573	(796)

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

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021.

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

4. Net earnings (loss) per share

Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Basic earnings (loss) per share
Net earnings (loss) attributable to common shareholders - basic	$(2,323)	$(6,785)	$114,898	$161,788
Weighted-average common shares outstanding - basic	272,196,107	284,686,542	270,953,541	284,292,312
Net earnings (loss) per share attributable to common shareholders - basic	$(0.01)	$(0.02)	$0.42	$0.57

Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$(2,323)	$(6,785)	$114,898	$161,788
Weighted-average common shares outstanding - basic	272,196,107	284,686,542	270,953,541	284,292,312
Stock options and RSUs	-	-	50,601,902	29,068,871
Weighted-average common shares outstanding - diluted	272,196,107	284,686,542	321,555,443	313,361,183
Net earnings (loss) per share attributable to common shareholders - diluted	$(0.01)	$(0.02)	$0.36	$0.52

The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2021 and June 30, 2022, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended June 30, 2021 and June 30, 2022 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded 47,221,295 and nil potential common shares for the three and six months ended June 30, 2021, respectively, and 48,678,673 and 11,937,411 potential common shares for the three and six months ended June 30, 2022, respectively, from the computation of diluted net earnings (loss) per share attributable to common shareholders because including them would have had an anti-dilutive effect.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31, 2021	June 30, 2022
Computers	$7,843	$7,961
Land	33,044	53,405
Laboratory equipment	18,805	32,407
Leasehold improvements	23,962	32,160
Operating lease right-of-use assets	37,788	36,464
Property and equipment	121,442	162,397
Less accumulated depreciation	(9,826)	(13,219)
Property and equipment, net	$111,616	$149,178

As of December 31, 2021 and June 30, 2022, leasehold improvements include tenant improvements in progress that have not commenced depreciation in the amount of $19.8 million and $7.7 million, respectively. Depreciation expense on property and equipment for the three and six months ended June 30, 2021 was $1.1 million and $1.9 million, respectively, and $2.3 million and $3.7 million, for the three and six months ended June 30, 2022, respectively.

6. Intangible assets

Intangible assets consisted of the following:

	June 30, 2022
	Gross carrying amount	Accumulated amortization	Net book value
License	$35,873	$13,889	$21,984
Technology	52,700	3,905	48,795
IPR&D	72,400	-	72,400
	$160,973	$17,794	$143,179

Amortization expense on intangible assets is estimated to be as follows for each of the next five years ended June 30:

Amortization Expense
2023	$10,425
2024	8,803
2025	4,041
2026	4,041
2027	4,041
$31,351

7. Investments in and loans to equity accounted investees

The Company has entered into two joint ventures as part of the construction of future office and laboratory headquarters. During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). As of June 30, 2022, the equity investment balance of $19.8 million represents the contributions made since inception. In March, 2021, the Company entered into the Beedie joint venture (Beedie JV). To date, the equity investment balance of $15.2 million represents contributions made since inception into the Beedie JV. To date, the Company has recorded immaterial amounts of its proportionate income or loss with respect to both ventures.

In March, 2021, the Company made a commitment of up to CAD $82.7 million ($61.5 million) to the Dayhu JV to fund the construction at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the joint venture. As of December 31, 2021, and June 30, 2022, the outstanding related party loan balance was $18.0 million and $30.8 million, respectively, to the joint venture.

In June 2022, the Company made a commitment to Beedie for a land loan of up to CAD $7.5 million ($5.8 million) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement of the construction loan and five years from the initial advancement of the land loan, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the joint venture.

Subsequent to June 30, 2022, the Company entered into an agreement of up to CAD $46.0 million ($35.7 million) with Dayhu to replace the outstanding construction loan balance as at January 1, 2023, at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement. The agreement has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the joint venture.

8. Accounts payable and other liabilities

Accounts payable and other liabilities consisted of the following:

	December 31, 2021	June 30, 2022
Accounts payable and accrued liabilities	$14,924	$10,313
Liability for in-licensing agreement	4,933	-
Operating lease liability	3,652	4,023
Payroll liabilities	4,035	4,282
Current portion of deferred grant funding	4,473	5,772
Total accounts payable and other liabilities	$32,017	$24,390

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

As of June 30, 2022, the number of shares available for issuance under the 2020 Plan was 24,415,404, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	39,206,307	$0.86
Granted	-	-
Exercised	(1,734,149)	0.37
Forfeited	(451,917)	0.27
Outstanding as of June 30, 2022	37,020,241	$0.89
Options exercisable as of June 30, 2022	20,705,504	0.61

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	5,284,347	$19.19
Granted	3,583,848	10.88
Exercised	-	-
Forfeited	(327,546)	15.90
Outstanding as of June 30, 2022	8,540,649	$15.83
Options exercisable as of June 30, 2022	584,306	26.07

As part of the 2020 Plan, restricted share units (RSUs) were available to be granted and are subject to annual vesting. The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,080,413	$23.62
Granted	2,289,954	10.88
Vested and settled	(61,178)	45.52
Forfeited	(192,481)	15.87
Outstanding as of June 30, 2022	3,116,708	$14.31

Stock-based compensation:

Stock-based compensation expense was classified in the condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Research and development	$3,720	$6,264	$6,877	$12,201
Sales and marketing	161	475	1,116	1,469
General and administrative	4,592	5,374	5,907	10,734
	$8,473	$12,113	$13,900	$24,404

10. Revenue

The disaggregated revenue categories are presented on the face of the condensed consolidated statements of income (loss) and comprehensive income (loss).

Deferred revenue

Deferred revenue represents payments received for performance obligations not yet satisfied and are presented as current or long-term in the accompanying balance sheets based on the expected timing of satisfaction of the underlying goods and/or services.

Deferred revenue outstanding in each respective period is as follows:

	December 31, 2020	June 30, 2021	December 31, 2021	June 30, 2022
Deferred revenue	$26,321	$31,232	$34,954	$32,004

During the three and six months ended June 30, 2021, the Company recognized $1.8 million and $3.4 million, respectively, and $6.3 million and $7.7 million during the three and six months ended June 30, 2022, respectively, of revenue that had been included in deferred revenue in the previous year.

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

The agreement resulted in an initial upfront payment of $26.7 million, of which $21.9 million was included in deferred revenue at December 31, 2020. In the year ended December 31, 2021, the Company received an additional $1.7 million in payments, for total payments received in respect of this agreement of $28.4 million. In the six months ended June 30, 2022, the Company received $0.6 million in additional payments. The Company recognized $3.8 million and $4.3 million of revenue in the three and six months ended June 30, 2022, respectively. The Company expects to recognize approximately $1.4 million in revenue in the next 12 months related to these payments under the agreement.

Of the remaining deferred revenue balance of $15.2 million, which is related to various other agreements, approximately $3.2 million is expected to be recognized in revenue in the next 12 months.

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

The following table presents the changes in fair value of the liability for contingent consideration:

Six months ended June 30, 2022	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$22,934	$574	$23,508
TetraGenetics (ii)	$35,886	$(513)	$35,373

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

The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at June 30, 2022:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$17,358	$-	$-	$17,358
Certificate of deposit	-	20,875	-	20,875
Commercial paper	-	34,711	-	34,711
Corporate bonds	-	142,392	-	142,392
Asset backed securities	-	16,316	-	16,316
	$17,358	$214,294	$-	$231,652

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

Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three and six months ended June 30, 2022, the Company has expensed approximately $5.2 million and $49.8 million, respectively, related to such obligations, of which $50.6 million is included in current liabilities.

Since inception, the Company has incurred expenditures of $44.9 million and $26.3 million under phase 1 and 2, respectively, under the Canadian government’s Strategic Innovation Fund, or SIF. Spending under phase 1 of the agreement and such amounts are not repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of June 30, 2022, no amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable as of June 30, 2022.

13. Related Party Transaction

In addition to the loans to the equity accounted investees disclosed in Note 7, the Company had the following related party transactions:

During the second quarter, the Company engaged advisory services with a firm co-founded by a director of the Company in the amount of up to $0.3 million, of which $0.1 million was paid and included in other assets at June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

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

•	our ability to provide our partners with a full solution from target to investigational new drug, or IND, submission;
•	our partners ability to develop a molecule discovered by us into a viable commercial product, on a timely basis or at all;
•	our expectations regarding the completion of our good manufacturing practices, or GMP, facility and our manufacturing capabilities;
•	our ability to establish and maintain intellectual property protection for our technologies and workflows and avoid or defend against claims of patent infringement;
•	our ability to attract, hire and retain key personnel and to manage our future growth effectively;
•	our ability to obtain additional financing in future offerings;
•	the volatility of the trading price of our common shares;
•	business disruptions affecting our operations and the development of our platform due to the global COVID-19 pandemic;
•	the global economic impact of the ongoing conflict between Russia and Ukraine and related sanctions and market volatility;
•	our ability to avoid material weaknesses or significant deficiencies in our internal control over financial reporting in the future;
•	our expectations regarding our Passive Foreign Investment Company, or PFIC, status for our taxable year ended December 31, 2022, or any future taxable year;
•	our expectations regarding our recent business acquisitions and our ability to realize the intended benefits of such transactions;
•	our expectations regarding the use of our cash resources;
•	the ability of our partners to deliver royalty bearing products to the market;
•	our expectations about market trends; and
•	our ability to predict and adapt to government regulation.

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

Additionally, inflation generally affects us by increasing our employee-related costs and certain other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Quarterly Report.

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

•

We implemented protocols for employees necessary to carry out Company functions in the office and laboratory facilities including physical distancing, personal protective equipment, signage, erecting barriers between desks and lab benches, and implementing space restrictions for different areas of the facilities.

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

Our full-stack, artificial intelligence, or AI, powered antibody discovery platform searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. We forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development. As of June 30, 2022, we had 164 discovery programs that are either completed, in progress or under contract with 38 partners. As a recent example, in a collaboration with Eli Lilly and Company, or Lilly, we applied our technology stack to co-develop two antibody therapies to treat and prevent COVID-19. Starting from a single blood sample obtained from a convalescent patient, we and our partners identified a viable antibody drug candidate within three weeks that advanced into clinical testing 90 days after initiation of the program. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had two AbCellera discovery programs and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval.

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

We generated revenue of $27.6 million and $230.4 million for the three and six months ended June 30, 2021, respectively, and $45.9 million and $362.5 million for the three and six months ended June 30, 2022, respectively. We have also grown the number of programs that we have under contract with our partners, as illustrated by the following charts.

We incurred sales and marketing expenses of $1.3 million and $3.9 million for the three and six months ended June 30, 2021, respectively, and $3.1 million and $5.5 million for the three and six months ended June 30, 2022, respectively. We are continuing to invest into our business development team and into marketing our solutions to new and existing partners.

We focus a substantial portion of our resources on research and development efforts towards deepening our technology and expertise along our technology stack, and we expect to continue to make significant investments in this area for the foreseeable future. We incurred research and development expenses of $15.0 million and $27.4 million for the three and six months ended June 30, 2021, respectively, and $26.7 million and 53.1 million for the three and six months ended June 30, 2022, respectively. We incurred general and administrative expenses of $11.2 million and $17.7 million for the three and six months ended June 30, 2021, respectively, and $14.4 million and $28.7 million of the three and six months ended June 30, 2022, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

Our net loss for the three months ended June 30, 2021, was $2.3 million and our net earnings for the six months ended June 30, 2021 was $114.9 million. Our net loss for the three months ended June 30, 2022 was $6.8 million and our net earnings for the six months ended June 30, 2022 was $161.8 million. As of June 30, 2022, we had accumulated earnings of $429.5 million and we had cash, cash equivalents and marketable securities totaling $1,022.3 million.

Recent Developments

In February 2022, we announced that bebtelovimab (LY-CoV1404), the second antibody developed through our collaboration with Lilly, received an Emergency Use Authorization, or EUA, from the FDA for the treatment of mild-to-moderate COVID-19. Lilly announced in February 2022 that it entered into a purchase agreement with the U.S. government to supply up to 600,000 doses of bebtelovimab no later than March 31, 2022, with an option of 500,000 additional doses no later than July 31, 2022, for at least $720 million.

In June 2022, we announced that Eli Lilly modified its purchase agreement with the U.S. government to supply an additional 150,000 doses of bebtelovimab for consideration of approximately $275 million. Eli Lilly shipped and we recognized royalty revenue on approximately half of these doses in the quarter ended June 30, 2022. The option to purchase the remaining 350,000 doses no later than September 14, 2022, remains in the agreement.

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

•

Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of June 30, 2022, we had 164 discovery programs that are either completed, in progress or under contract with 38 partners. We are building our business development team across the major biotechnology geographic hubs in order to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our platform. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our technological differentiation.

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

•

Scaling our operations to execute on discovery programs. As we secure additional programs under contract and as our partners initiate discovery programs, our operational capacity to execute such research activities may become strained. We are making significant investments in capital and time to increase our ability to address future growth, including building new headquarters through our Dayhu and Beedie joint ventures, building a new small-scale manufacturing plant, investing in research and development and continuing to hire talented personnel across functions. We have new facilities under development scheduled to take occupancy in early 2023 that are intended to materially expand capacity. As we expand our workforce, we expect a significant increase in our operating expenses, including stock-based compensation.

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

Cumulative Metrics	June 30, 2021	June 30, 2022	Change %
Number of discovery partners	33	38	15%
Programs under contract	138	164	19%
Program starts	60	88	47%
Molecules in the clinic	4	6	50%

The table below outlines the details of molecules in the clinic as at June 30, 2022:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
Bebtelovimab (LY-CoV1404)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
NBL-012	Phase 1 completed	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015	IND/CTA authorized	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	IND/CTA authorized	Undisclosed	Undisclosed	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	Discovery partnership

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

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to June 30, 2022:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotech	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon	Single target	Oncology	August 3, 2021
Undisclosed biotech	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotech	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics	9 targets, multi-year	Oncology	January 14, 2021
Invetx	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals	Multi-target, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences	Single target	Infectious disease	June 13, 2019
Denali Therapeutics	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharma	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries	Single target	Membrane protein	June 13, 2017
Pfizer	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotech	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement

Results of operations

Comparison of the three and six months ended June 30, 2021 and 2022

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2021 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Revenue:
Research fees	$5,215	$12,538	$9,201	$21,871
Licensing revenue	263	147	20,522	377
Milestone payments	1,000	-	8,000	-
Royalty revenue	21,165	33,232	192,661	340,249
Total revenue	27,643	45,917	230,384	362,497
Operating expenses:
Royalty fees	3,610	5,210	23,622	49,847
Research and development(1)	15,046	26,685	27,403	53,052
Sales and marketing(1)	1,295	3,120	3,869	5,490
General and administrative(1)	11,203	14,412	17,688	28,680
Depreciation and amortization	3,522	4,886	6,827	8,875
Total operating expenses	34,676	54,313	79,409	145,944
Income (loss) from operations	(7,033)	(8,396)	150,975	216,553
Other (income) expense
Other (income) expense	(314)	25	(645)	(641)
Grants and incentives	(4,646)	(1,535)	(7,794)	(6,730)
Total other (income)	(4,960)	(1,510)	(8,439)	(7,371)
Net earnings (loss) before income tax	(2,073)	(6,886)	159,414	223,924
Income tax (recovery) expense	250	(101)	44,516	62,136
Net earnings (loss)	$(2,323)	$(6,785)	$114,898	$161,788
Foreign currency translation adjustment	2,152	(211)	2,152	296
Comprehensive income (loss)	$(171)	$(6,996)	$117,050	$162,084
Net earnings (loss) per share attributable to common shareholders
Basic	$(0.01)	$(0.02)	$0.42	$0.57
Diluted	$(0.01)	$(0.02)	$0.36	$0.52
Weighted-average common shares outstanding
Basic	272,196,107	284,686,542	270,953,541	284,292,312
Diluted	272,196,107	284,686,542	321,555,443	313,361,183

(1)	Amounts are exclusive of depreciation and amortization. Amounts include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Research and development	$3,720	$6,264	$6,877	$12,201
Sales and marketing	161	475	1,116	1,469
General and administrative	4,592	5,374	5,907	10,734
	$8,473	$12,113	$13,900	$24,404

Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Revenue
Research fees	$5,215	$12,538	$7,323	140%	$9,201	$21,871	$12,670	138%
Licensing revenue	263	147	(116)	(44)%	20,522	377	(20,145)	(98)%
Milestone payments	1,000	-	(1,000)	(100)%	8,000	-	(8,000)	(100)%
Royalty revenue	21,165	33,232	12,067	57%	192,661	340,249	147,588	77%
Total revenue	$27,643	$45,917	$18,274	66%	$230,384	$362,497	$132,113	57%

Revenue increased by $18.3 million from the three months ended June 30, 2021 compared to the three months ended June 30, 2022. The increase was driven primarily by a $12.1 million increase in royalty revenue that is directly associated with the specified percentage of proceeds that Lilly received from the sales of bebtelovimab in addition to a $7.3 million increase in research fees attributable to the increase in programs under contract. The increase in revenue was partially offset by a decrease of $1.0 million with no new milestone achievements within the period.

Revenue increased by $132.1 million from the six months ended June 30, 2021 compared to the six months ended June 30, 2022. The increase was driven primarily by a $147.6 million increase in royalty revenue that is directly associated with the specified percentage of proceeds that Lilly received from the sales of bebtelovimab in addition to a $12.7 million increase in research fees attributable to the increase in programs under contract. The increase in revenue was partially offset by a decrease of $20.1 million in licensing revenue related to the Trianni platform and no new milestone achievements within the period.

Operating Expenses

Royalty Fees

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Royalty fees	$3,610	$5,210	$1,600	44%	$23,622	$49,847	$26,225	111%

Royalty fees for the three and six months ended June 30, 2021 were $3.6 million and $23.6 million, respectively, and $5.2 million and $49.8 million for the three and six months ended June 30, 2022, respectively. Royalty fees were attributable to the royalty revenues received by the Company from sales of bamlanivimab and bebtelovimab by Eli Lilly due to AbCellera’s collaborations in pandemic response.

Research and Development

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Research and development	$15,046	$26,685	$11,639	77%	$27,403	$53,052	$25,649	94%

Research and development expenses increased by $11.6 million, or 77%, from the three months ended June 30, 2021 compared to the three months ended June 30, 2022, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $5.6 million is due to the increase in compensation expense consistent with the increase in headcount. $5.9 million of the increase is attributed to an increase in research materials, facilities, supplies and services consistent with the overall increase in research and development activities.

Research and development expenses increased by $25.6 million, or 94%, from the six months ended June 30, 2021 compared to the six months ended June 30, 2022, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $14.7 million is due to the increase in compensation expense consistent with the increase in headcount. $11.4 million of the increase is attributed to an increase in research materials, facilities, supplies and services consistent with the overall increase in research and development activities, offset by a decrease of $0.7 million in legal fees.

Sales and Marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Sales and marketing	$1,295	$3,120	$1,825	141%	$3,869	$5,490	$1,621	42%

Sales and marketing expenses increased by $1.8 million, or 141%, from the three months ended June 30, 2021 compared to the three months ended June 30, 2022. The increase was attributable to business development activity and compensation costs of $1.8 million.

Sales and marketing expenses increased by $1.6 million, or 42%, from the six months ended June 30, 2021 compared to the six months ended June 30, 2022. The increase in compensation costs of $2.5 million was offset by a decrease of $0.8 million for a donation to Surrey Hospital made in the first quarter of 2021.

General and Administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
General and administrative	$11,203	$14,412	$3,209	29%	$17,688	$28,680	$10,992	62%

General and administrative expenses increased by $3.2 million, or 29%, from the three months ended June 30, 2021 compared to the three months ended June 30, 2022. $0.8 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense. $2.4 million of the increase in general and administrative expense is attributed to software and licensing expenditures, compensation expense exclusive of stock-based compensation, and general office and facilities expenses to support the growth of the Company.

General and administrative expenses increased by $11.0 million, or 62%, from the six months ended June 30, 2021 compared to the six months ended June 30, 2022. $4.8 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense. $6.8 million of the increase in general and administrative expense is attributed to software and licensing expenditures, compensation expense exclusive of stock-based compensation, and general office and facilities expenses to support the growth of the Company. The overall increase was offset by a $0.7 million reduction in legal and accounting fees and other corporate matters in the period.

Depreciation and Amortization

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Depreciation and amortization	$3,522	$4,886	$1,364	39%	$6,827	$8,875	$2,048	30%

Depreciation and amortization expenses increased by $1.4 million, or 39%, from the three months ended June 30, 2021 compared to the three months ended June 30, 2022. Depreciation expense increased by $1.2 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Depreciation and amortization expenses increased by $2.0 million, or 30%, from the six months ended June 30, 2021 compared to the six months ended June 30, 2022. Amortization expense increased by $0.3 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $1.8 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Other (Income) Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Other (income) expense	$(314)	$25	$339	(108)%	$(645)	$(641)	$4	(1)%

Other (income) expense decreased by $0.3 million, or 108%, from the three months ended June 30, 2021 compared to the three months ended June 30, 2022 and remained relatively unchanged for the six months ended June 30, 2021 and June 30, 2022. Interest income earned in both periods was offset by adjustments in foreign exchange, contingent consideration, and other expenses.

Grants and Incentives

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Grants and incentives	$(4,646)	$(1,535)	$3,111	(67)%	$(7,794)	$(6,730)	$1,064	(14)%

Grants and incentives decreased by $3.1 million, or 67%, from the three months ended June 30, 2021 compared to the three months ended June 30, 2022, and decreased $1.1 million, or 14%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2022. This decrease was primarily driven by a decrease in activity relating to research and development expenditures that are eligible for the SIF project for the period.

Income Tax (Recovery) Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Income tax (recovery) expense	$250	$(101)	$(351)	(140)%	$44,516	$62,136	$17,620	40%

Income tax recovery increased $0.4 million in the three months ended June 30, 2022, primarily driven by a change in effective income tax rates, partially offset by net earnings in the period. For the six months ended June 30, 2022, the $17.6 million increase in provision for income taxes is due to current net earnings.

Liquidity and Capital Resources

As of June 30, 2022, we had $1,022.3 million of cash, cash equivalents and marketable securities, comprising $790.6 million in cash and cash equivalents and $231.7 million in marketable securities. The increase of $299.3 million since December 31, 2021, was primarily from cash flow from operations and driven by the receipt of accounts receivable relating to royalties from bamlanivimab and bebtelovimab in the six months ended June 30, 2022.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2021	2022
Net cash provided by (used in):
Operating activities	$267,228	$373,234
Investing activities	(61,472)	(53,568)
Financing activities	(6,618)	(1,958)
Effect of exchange rate fluctuations on cash and cash equivalents	(683)	(1,411)
Net increase in cash and cash equivalents	$198,455	$316,297

Operating activities

Net cash provided by operating activities increased from $267.2 million in the six months ended June 30, 2021 to $373.2 million in the six months ended June 30, 2022. The increase resulted primarily from increased royalty revenues from our partnership with Eli Lilly and an increase in discovery research activities, partially offset by an increase in expenditures that reflect AbCellera’s investment in research and development activities and growth of the company.

Investing activities

Net cash used by investing activities decreased from $61.5 million in the six months ended June 30, 2021 to $53.6 million in the six months ended June 30, 2022. Investing activities during the six months ended June 30, 2021 were attributed to the purchase of property and equipment and investments in and loans to equity accounted investees.  For the six months ended June 30, 2022, investing activities included the purchase of property and equipment, long-term investments, and investments in and loans to equity accounted investees, partly offset by proceeds from marketable securities.

Financing activities

Net cash used by financing activities was $6.6 million for the six months ended June 30, 2021 due to the repayment of long-term debt and intangible asset obligation, partly offset by proceeds from exercise of options for common stock. Net cash used by financing activities was $2.0 million for the six months ended June 30, 2022 due to final payment of an in-licensing agreement partly offset by proceeds from long-term debt.

Critical Accounting Policies and Significant Judgements and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2021. We believe our exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to legal proceedings as set forth in our annual report on Form 10-K for the period ended December 31, 2021.

Item 1A. Risk Factors.

Risks Related to Our Business and Strategy

We have incurred losses in certain years since inception and we may not be able to generate sufficient revenue to maintain profitability.

We expect to invest heavily in our business. We expect to experience fluctuations in revenue and expenses which makes it difficult to evaluate our business. We may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Our net loss for the three months ended June 30, 2021 was $2.3 million and our net earnings for the six months ended June 30, 2021 was $114.9. Our net loss for the three months ended June 30, 2022 was $6.8 million and our net earnings for the six months ended June 30, 2022 was $161.8 million. As of June 30, 2022, we had accumulated earnings of $429.5 million. We expect that our operating expenses will continue to increase significantly, including as we:

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

During the years ended December 31, 2020 and 2021, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, as well as royalty payments for the first time. During the six months ended June 30, 2022, we continued to receive royalty payments primarily on sales of bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020, 2021, and six months ended June 30, 2022, these royalty payments related to our partnership with Eli Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Therefore, significant amount of royalty payments that we have received in recent periods are derived from a compound developed in a single partnership, and there can be no assurance that the revenues we have generated in such periods will be replicated in future periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitations, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our platform. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.

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

In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:

•	increase our sales and marketing efforts to drive market recognition of our platform and address competitive developments;
•	fund development and marketing efforts of our current and future programs;
•	expand the capabilities of our platform into adjacent therapeutic modalities, including vaccine development and cell therapy;
•	acquire, license or invest in technologies;
•	acquire or invest in complementary businesses or assets; and
•	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth;
•	the cost of expanding our operations, including our sales and marketing efforts;
•	our rate of progress in selling access to our platform and marketing activities associated therewith;
•	our rate of progress in, and cost of research and development activities associated with, antibody discovery;
•	the effect of competing technological and market developments;
•	the continued impact of the ongoing COVID-19 pandemic on global social, political and economic conditions;
•	the economic and geopolitical impact of the ongoing conflict in the Ukraine;
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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For the year ended December 31, 2020, three of our partners accounted for 35%, 25% and 14% of our research fees revenue and eight partners accounted for the remaining 26% of research fees revenue. For the year ended December 31, 2020 we recognized our first milestone and royalty revenue streams, totaling $213.3 million, exclusively from our partnership with Lilly. For the year ended December 31, 2021, four partners accounted for 29%, 17%, 11% and 10% of our research fees revenue and twelve partners accounted for the remaining 33% of research fees revenue. For the year ended December 31, 2021, we recognized licensing revenue of $7.0 million and royalty revenue of $327.3 million exclusively from our partnership with Lilly.  Because a significant portion of our revenue in 2020 and 2021 was derived from sales of bamlanivimab, the reduction in sales of this compound that we have experienced in recent periods have reduced our royalty revenues attributed to sales of this compound. If these reductions are not offset by increases in other sources of revenue, our results of operations for future periods may be materially and adversely affected. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitations, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab.

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

We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in approximately 450 employees as of June 30, 2022. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.

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

If our operating facilities become damaged or inoperable or we are required to vacate a facility, our ability to conduct and pursue our research and development efforts may be jeopardized.

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

As of June 30, 2022, we owned or exclusively licensed over 70 issued or allowed patents and over 70 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, AbCellera Australia Pty. Ltd. (formerly Channel Bio), Celium, Trianni, the Trianni Mouse, and TetraGenetics in the U.S., Canada, Australia and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.

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

In addition, our rights to certain components of our technology stack are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the counterparty, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.

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

In recent years, there has been significant litigation in the United States and other jurisdictions involving intellectual property rights. We are and may in the future be involved with litigation or actions at the USPTO or the patent offices of other jurisdictions with various third parties that claim we or our partners using our solutions have misappropriated, misused or infringed other parties’ intellectual property rights. We expect that the number of such claims may increase as our business and the level of competition in our industry segments grow. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments, or result in potential or existing partners delaying purchases of our data packages or entering into engagements with us pending resolution of the dispute.

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

We have filed registration statements on Form S-3 and on Form S-8 to register our common shares that are issuable pursuant to our equity incentive plans. Shares registered under Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options.

Additionally, certain holders of our common shares have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income (such as interest income), or at least 50% of the gross value of our assets (determined on the basis of a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we utilize any cash that was raised in any of our financing transactions. If we were a publicly traded CFC or not a CFC for any part of such year, the value of our assets generally may be determined by reference to the fair market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We believe we were not classified as a PFIC during the taxable year ended December 31, 2021. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, we cannot provide any assurances regarding our PFIC status for any current or future taxable years.

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
•

business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber-security and data accessibility, or communication or mass transit disruptions; and

•

limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2022.

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

Item 5. Other Information.

As previously reported in our Current Report on Form 8-K filed with the SEC on June 21, 2022, in a non-binding advisory vote held at the 2022 Annual Meeting of Shareholders on the frequency of future say-on-pay votes regarding the compensation of our named executive officers, our shareholders expressed their preference for a say-on-pay vote to be conducted every one year. After taking into consideration the voting results and the prior recommendation of our board of directors in favor of an annual shareholder advisory vote on the compensation of our named executive officers, our board of directors intends to hold future advisory votes on the compensation of our named executive officers every year. Our board of directors will re-evaluate this determination after the next shareholder advisory vote on the frequency of say-on-pay votes (which will be at the 2028 Annual Meeting of Shareholders, unless presented earlier).

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

AbCellera Biologics Inc.

Date: August 9, 2022	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer
(Principal Financial Officer)