Form 10-Q
period 2022-09-30
AbCellera Biologics Inc.
filed 2022-11-08
CIK 1703057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 286,100,427 common shares, no par value per share, outstanding.

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

•	Our business has been and may continue to be adversely affected by the ongoing COVID-19 pandemic.
•	The ongoing military action between Russia and Ukraine and related sanctions could adversely affect our business, financial condition, and patent administration.
•	Our success depends on our ability to protect our intellectual property.
•	If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
•	Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AbCellera Biologics Inc.

Condensed Consolidated Balance Sheets

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	December 31, 2021	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$476,142	$371,973
Marketable securities	246,835	496,233
Total cash, cash equivalents, and marketable securities	722,977	868,206
Accounts and accrued receivable	160,576	105,964
Restricted cash	25,000	25,000
Other current assets	21,247	46,499
Total current assets	929,800	1,045,669
Long-term assets:
Property and equipment, net	111,616	200,602
Intangible assets, net	148,392	142,548
Goodwill	47,806	47,806
Investments in and loans to equity accounted investees	50,313	66,718
Other long-term assets	30,642	49,066
Total long-term assets	388,769	506,740
Total assets	$1,318,569	$1,552,409
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$32,017	$25,866
Current portion of contingent consideration payable	22,934	32,531
Income taxes payable	35,683	23,018
Accrued royalties payable	22,506	17,822
Deferred revenue	7,536	6,815
Total current liabilities	120,676	106,052
Long-term liabilities:
Operating lease liability	36,413	71,591
Deferred revenue and grant funding	60,758	62,202
Contingent consideration payable	35,886	25,392
Deferred tax liability	37,370	34,143
Other long-term liabilities	1,733	2,857
Total long-term liabilities	172,160	196,185
Total liabilities	292,836	302,237
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2021 and September 30, 2022: 283,257,104 and 285,761,492 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively	722,430	730,427
Additional paid-in capital	35,357	64,384
Accumulated other comprehensive income (loss)	280	(717)
Accumulated earnings	267,666	456,078
Total shareholders' equity	1,025,733	1,250,172
Total liabilities and shareholders' equity	$1,318,569	$1,552,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Revenue:
Research fees	$5,128	$7,508	$14,330	$29,378
Licensing revenue	190	154	20,692	531
Milestone payments	-	400	8,000	400
Royalty revenue	190	93,321	192,850	433,570
Total revenue	5,508	101,383	235,872	463,879
Operating expenses:
Royalty fees	-	15,035	23,622	64,882
Research and development(1)	17,450	26,582	44,853	79,634
Sales and marketing(1)	1,217	3,089	5,086	8,579
General and administrative(1)	11,271	13,792	28,958	42,470
Depreciation and amortization	3,666	5,150	10,493	14,025
Total operating expenses	33,604	63,648	113,012	209,590
Income (loss) from operations	(28,096)	37,735	122,860	254,289
Other (income) expense
Other (income) expense	1,256	(6,702)	595	(7,343)
Grants and incentives	(4,380)	(2,150)	(12,174)	(8,879)
Total other (income)	(3,124)	(8,852)	(11,579)	(16,222)
Net earnings (loss) before income tax	(24,972)	46,587	134,439	270,511
Income tax (recovery) expense	(3,592)	19,963	40,923	82,099
Net earnings (loss)	$(21,380)	$26,624	$93,516	$188,412
Foreign currency translation adjustment	(1,508)	(1,293)	644	(997)
Comprehensive income (loss)	$(22,888)	$25,331	$94,160	$187,415

Net earnings (loss) per share attributable to common shareholders
Basic	$(0.08)	$0.09	$0.34	$0.66
Diluted	$(0.08)	$0.08	$0.29	$0.60
Weighted-average common shares outstanding
Basic	278,933,760	285,322,719	273,642,542	284,639,599
Diluted	278,933,760	315,818,163	323,323,053	314,183,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

1Exclusive of depreciation and amortization

AbCellera Biologics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
Balances as of December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,264,077	3,325	(2,922)	-	-	403
Stock-based compensation expense	-	-	12,291	-	-	12,291
Foreign currency translation adjustment	-	-	-	-	507	507
Net earnings	-	-	-	168,573	-	168,573
Balances as of March 31, 2022	284,521,181	$725,755	$44,726	$436,239	$787	$1,207,507
Shares issued and restricted stock units ("RSUs") vested under stock option plan	531,121	1,070	(838)	-	-	232
Stock-based compensation expense	-	-	12,113	-	-	12,113
Foreign currency translation adjustment	-	-	-	-	(211)	(211)
Net loss	-	-	-	(6,785)	-	(6,785)
Balances as of June 30, 2022	285,052,302	$726,825	$56,001	$429,454	$576	$1,212,856
Shares issued and restricted stock units ("RSUs") vested under stock option plan	709,190	3,602	(3,371)	-	-	231
Stock-based compensation expense	-	-	11,754	-	-	11,754
Foreign currency translation adjustment	-	-	-	-	(1,293)	(1,293)
Net earnings	-	-	-	26,624	-	26,624
Balances as of September 30, 2022	285,761,492	$730,427	$64,384	$456,078	$(717)	$1,250,172

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
Balances as of December 31, 2020	269,497,768	$710,387	$5,919	$114,202	$-	$830,508
Shares issued under stock option plan	1,428,162	752	(579)	-	-	173
Stock-based compensation expense	-	-	4,021	-	-	4,021
Reclassification of liability classified options	-	-	5,201	-	-	5,201
Net earnings	-	-	-	117,221	-	117,221
Balances as of March 31, 2021	270,925,930	$711,139	$14,562	$231,423	$-	$957,124
Shares issued under stock option plan	6,056,748	3,619	(1,840)	-	-	1,779
Share-based compensation expense	-	-	8,473	-	-	8,473
Reclassification of liability classified options	-	-	474	-	-	474
Foreign currency translation adjustment	-	-	-	-	2,152	2,152
Net loss	-	-	-	(2,323)	-	(2,323)
Balances as of June 30, 2021	276,982,678	$714,758	$21,669	$229,100	$2,152	$967,679
Shares issued under stock option plan	4,169,199	3,330	(2,431)	-	-	899
Share-based compensation expense	-	-	7,707	-	-	7,707
Foreign currency translation adjustment	-	-	-	-	(1,508)	(1,508)
Net Loss	-	-	-	(21,380)	-	(21,380)
Balances as of September 30, 2021	281,151,877	$718,088	$26,945	$207,720	$644	$953,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.

Condensed Consolidated Statements of Cash Flows

(Expressed in thousands of U.S. dollars)

(Unaudited)

	Nine months ended September 30,
	2021	2022
Cash flows from operating activities:
Net income	$93,516	$188,412
Cash flows from operating activities:
Depreciation of property and equipment	3,060	6,212
Amortization of intangible assets	7,432	7,844
Amortization of operating lease right-of-use assets	1,895	3,686
Stock-based compensation	21,608	36,158
Other	(2,379)	3,304
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(34,329)	(3,675)
Accrued royalties receivable	194,327	43,966
Income taxes payable	(29,563)	(34,934)
Accounts payable and accrued liabilities	(313)	(1,151)
Deferred revenue	9,051	(4,094)
Accrued royalties payable	(26,548)	(4,684)
Deferred grant revenue	27,324	6,630
Other assets	(3,785)	(1,226)
Net cash provided by operating activities	261,296	246,448
Cash flows from investing activities:
Purchases of property and equipment	(49,022)	(58,330)
Purchase of intangible assets	-	(2,000)
Purchase of marketable securities	(245,314)	(670,430)
Proceeds from marketable securities	9,527	418,238
Receipt of grant funding	9,807	14,100
Acquisitions	(11,457)	-
Long-term investments and other assets	(17,534)	(17,370)
Investment in and loans to equity accounted investees	(27,105)	(19,770)
Net cash used in investing activities	(331,098)	(335,562)
Cash flows from financing activities:
Repayment of long-term debt and contingent consideration	(4,373)	(323)
Proceeds from debt and exercise of stock options	3,653	2,406
Payment of liability for in-licensing agreement	(5,000)	(4,060)
Net cash used in financing activities	(5,720)	(1,977)
Effect of exchange rate changes on cash and cash equivalents	(900)	(9,963)
Decrease in cash and cash equivalents	(76,422)	(101,054)
Cash and cash equivalents and restricted cash, beginning of period	594,116	501,142
Cash and cash equivalents and restricted cash, end of period	$517,694	$400,088
Restricted cash included in other assets	-	3,115
Total cash, cash equivalents and restricted cash shown on the balance sheet	$517,694	$396,973
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	2,224	2,213
Right-of-use assets obtained in exchange for operating lease obligation	26,976	46,239

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

2. Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, the year-end condensed consolidated financial statement data was derived from audited financial statements and these financial statements do not include all the information and footnotes required for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2021.

These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021.

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

The full extent to which the ongoing COVID-19 pandemic and related developments may affect the Company’s future financial results and operations will depend on future developments which are difficult to predict. As of the date of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or that there was no material impact or no material impact is expected in the condensed consolidated financial statements as a result of future adoption.

4. Net earnings (loss) per share

Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Basic earnings (loss) per share
Net earnings (loss) attributable to common shareholders - basic	$(21,380)	$26,624	$93,516	$188,412
Weighted-average common shares outstanding - basic	278,933,760	285,322,719	273,642,542	284,639,599
Net earnings (loss) per share attributable to common shareholders - basic	$(0.08)	$0.09	$0.34	$0.66

Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$(21,380)	$26,624	$93,516	$188,412
Weighted-average common shares outstanding - basic	278,933,760	285,322,719	273,642,542	284,639,599
Stock options and RSUs	-	30,495,444	49,680,511	29,544,395
Weighted-average common shares outstanding - diluted	278,933,760	315,818,163	323,323,053	314,183,994
Net earnings (loss) per share attributable to common shareholders - diluted	$(0.08)	$0.08	$0.29	$0.60

The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2021 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended September 30, 2021 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded 44,848,480 and nil potential common shares for the three and nine months ended September 30, 2021, respectively, and 11,410,471 and 10,913,595 potential common shares for the three and nine months ended September 30, 2022, respectively, from the computation of diluted net earnings (loss) per share attributable to common shareholders because including them would have had an anti-dilutive effect.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	December 31, 2021	September 30, 2022
Computers	$7,843	$8,009
Land	33,044	53,405
Laboratory equipment	18,805	36,742
Leasehold improvements	23,962	40,163
Operating lease right-of-use assets	37,788	78,020
Property and equipment	121,442	216,339
Less accumulated depreciation	(9,826)	(15,737)
Property and equipment, net	$111,616	$200,602

As of December 31, 2021 and September 30, 2022, leasehold improvements include tenant improvements in progress that have not commenced depreciation in the amount of $19.8 million and $14.1 million, respectively. Depreciation expense on property and equipment for the three and nine months ended September 30, 2021 was $1.2 million and $3.1 million, respectively, and $2.5 million and $6.2 million, for the three and nine months ended September 30, 2022, respectively.

6. Intangible assets

Intangible assets consisted of the following:

	September 30, 2022
	Gross carrying amount	Accumulated amortization	Net book value
License	$37,873	$15,861	$22,012
Technology	52,700	4,564	48,136
IPR&D	72,400	-	72,400
	$162,973	$20,425	$142,548

Amortization expense on intangible assets is estimated to be as follows for each of the next five years ended September 30:

Amortization Expense
2023	$10,625
2024	7,407
2025	4,241
2026	4,241
2027	4,241
$30,755

7. Investments in and loans to equity accounted investees, and other long-term assets

The Company has entered into two joint ventures as part of the construction of future office and laboratory headquarters. During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). As of September 30, 2022, the equity investment balance of $18.8 million represents the contributions made since inception. In March, 2021, the Company entered into the Beedie joint venture (Beedie JV). To date, the equity investment balance of $14.7 million represents contributions made since inception into the Beedie JV. To date, the Company has recorded immaterial amounts of its proportionate income or loss with respect to both ventures.

In March, 2021, the Company made a commitment of up to CAD $82.7 million ($60.3 million at September 30, 2022) to the Dayhu JV to fund the construction at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the joint venture. As of December 31, 2021, and September 30, 2022, the outstanding related party loan balance was $18.0 million and $33.2 million, respectively, to the joint venture.

In July 2022, the Company entered into an agreement of up to CAD $46.0 million ($33.6 million at September 30, 2022) with Dayhu to replace the outstanding construction loan balance as at January 1, 2023, at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement. The agreement has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the joint venture.

Other Long-term Assets

In June 2022, the Company made a commitment to Beedie for a land loan of up to CAD $7.5 million ($5.4 million at September 30, 2022) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement of the construction loan and five years from the initial advancement of the land loan, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the joint venture. The loan receivable balance included in other long-term assets was $5.4 million as at September 30, 2022.

8. Accounts payable and other liabilities

Accounts payable and other liabilities consisted of the following:

	December 31, 2021	September 30, 2022
Accounts payable and accrued liabilities	$14,924	$9,319
Liability for in-licensing agreement	4,933	-
Operating lease liability	3,652	4,517
Payroll liabilities	4,035	5,745
Current portion of deferred grant funding	4,473	6,285
Total accounts payable and other liabilities	$32,017	$25,866

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

As of September 30, 2022, the number of shares available for issuance under the 2020 Plan was 25,741,118, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	39,206,307	$0.86
Granted	-	-
Exercised	(2,319,490)	0.37
Forfeited	(2,076,917)	1.02
Outstanding as of September 30, 2022	34,809,900	$0.88
Options exercisable as of September 30, 2022	22,455,657	$0.65

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	5,284,347	$19.19
Granted	3,938,280	10.84
Exercised	-	-
Forfeited	(547,380)	16.85
Outstanding as of September 30, 2022	8,675,247	$15.55
Options exercisable as of September 30, 2022	928,192	$23.82

As part of the 2020 Plan, restricted share units (RSUs) were available to be granted and are subject to annual vesting. The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,080,413	$23.62
Granted	2,514,738	10.85
Vested and settled	(187,501)	26.65
Forfeited	(252,577)	14.35
Outstanding as of September 30, 2022	3,155,073	$14.00

Stock-based compensation:

Stock-based compensation expense was classified in the condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Research and development	$4,245	$5,554	$11,123	$17,755
Sales and marketing	347	763	1,463	2,232
General and administrative	3,115	5,437	9,022	16,171
	$7,707	$11,754	$21,608	$36,158

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

Deferred revenue outstanding in each respective period is as follows:

	December 31, 2020	September 30, 2021	December 31, 2021	September 30, 2022
Deferred revenue	$26,321	$35,350	$34,954	$30,924

During the three and nine months ended September 30, 2021, the Company recognized $1.5 million and $2.3 million, respectively, and $2.0 million and $9.1 million during the three and nine months ended September 30, 2022, respectively, of revenue that had been included in deferred revenue in the previous year.

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

The agreement resulted in an initial upfront payment of $26.7 million, of which $21.9 million was included in deferred revenue at December 31, 2020. In the year ended December 31, 2021, the Company received an additional $1.7 million in payments, for total payments received in respect of this agreement of $28.4 million. In the nine months ended September 30, 2022, the Company received $0.6 million in additional payments. The Company recognized $0.5 million and $4.8 million of revenue in the three and nine months ended September 30, 2022, respectively. The Company expects to recognize approximately $3.4 million in revenue in the next 12 months related to these payments under the agreement.

Of the remaining deferred revenue balance of $14.7 million, which is related to various other agreements, approximately $3.4 million is expected to be recognized in revenue in the next 12 months.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, loans to equity accounted investees, accounts payable and accrued liabilities and royalties payable, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, royalties payable, loans receivable, and loans to equity accounted investees approximate their fair values.

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

The following table presents the changes in fair value of the liability for contingent consideration:

Nine months ended September 30, 2022	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$22,934	$1,775	$24,709
TetraGenetics (ii)	$35,886	$(2,672)	$33,214

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

ii)

The estimated fair value of potential future successful milestone payouts was determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at 10.7%, the rate that measures the risks inherent in the future cash flows.

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

The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at September 30, 2022:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$93,673	$-	$-	$93,673
Certificate of deposit	-	155,143	-	155,143
Commercial paper	-	75,779	-	75,779
Corporate bonds	-	155,898	-	155,898
Asset backed securities	-	15,740	-	15,740
	$93,673	$402,560	$-	$496,233

12. Commitments, contingencies, and leases

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

Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three and nine months ended September 30, 2022, the Company has expensed approximately $15.0 million and $64.9 million, respectively, related to such obligations, of which $17.8 million is included in current liabilities.

Since inception, the Company has incurred expenditures of $46.1 million and $28.9 million under phase 1 and 2, respectively, under the Canadian government’s Strategic Innovation Fund, or SIF. Spending under phase 1 of the agreement and such amounts are not repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of September 30, 2022, no amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable as of September 30, 2022.

In July 2022, the Company commenced a lease for office and laboratory space in Vancouver, Canada, in conjunction with our 50% owned joint venture representing undiscounted future lease payments of $2.5 million for the current year, approximately $3.8 million for each of the next four years, and $46.6 million thereafter. Upon lease commencement, the company recognized a lease liability of $41.1 million, with a corresponding right of use asset, utilising a 15 year term, and a 5.5% discount rate.

13. Related party transaction

In addition to the Dayhu loan disclosed in Note 7, the Company had the following related party transactions:

During the second quarter, the Company engaged advisory services with a firm co-founded by a director of the Company. For the three months ended September 30, 2022, $0.3 million was included in general and administrative expenses, of which $0.2 million was included in account payable at September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:

•	our expectations regarding the rate and degree of market acceptance of our antibody discovery and development engine;
•	companies and technologies in our industry that compete with our business;
•	our ability to manage and grow our business by introducing our antibody discovery and development engine to new partners and expanding our relationships with existing partners;
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

Impact of COVID-19

           Since the start of the COVID-19 pandemic, we have taken and continue to take steps to protect our employees, business partners, vendors, and contractors. To address the multiple dimensions of the pandemic, we have been continuously monitoring the global situation, executing mitigation activities whenever and wherever required, and following guidance from provincial and federal health authorities. We have not been required to stop research activities due to the ongoing COVID-19 pandemic and will continue to adapt and apply new measures as required and as directed by local health authorities.

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

Our full-stack, artificial intelligence, or AI, powered antibody discovery and development engine searches and analyzes the database of natural immune systems to find antibodies that can be developed as drugs. We believe our technology increases the speed and the probability of success of therapeutic antibody discovery, including enabling discovery against targets that may otherwise be intractable. We forge partnerships with drug developers of all sizes, from large cap pharmaceutical to small biotechnology companies. We empower them to move quickly, reduce cost and tackle the toughest problems in drug development. As of September 30, 2022, we had 164 discovery programs that are either completed, in progress or under contract with 38 partners. As a recent example, in a collaboration with Eli Lilly and Company, or Lilly, we applied our discovery and development engine to co-develop two antibody therapies to treat and prevent COVID-19. Starting from a single blood sample obtained from a convalescent patient, we and our partners identified a viable antibody drug candidate within three weeks that advanced into clinical testing 90 days after initiation of the program. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the U.S. Food and Drug Administration, or FDA, in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate into clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had two AbCellera discovery programs and two Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive clinical marketing approval.

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

Our deals emphasize participation in the success and upside of future antibody therapeutics. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, and downstream payments in the form of clinical and commercial milestones, and royalties on net sales. We also participate in alternative investment opportunities including equity in our business partners and various rights for deeper involvement in moving molecules forward. Longer-term we are eligible to receive additional payments upon satisfaction of clinical and commercial milestones, which we refer to as milestone payments, as well as royalties on sales of products derived from antibodies that we discover for our partners. Our discovery partnerships generally include royalty payments on net sales in the single-digit to low-double digit range.

We generated revenue of $5.5 million and $235.9 million for the three and nine months ended September 30, 2021, respectively, and $101.4 million and $463.9 million for the three and nine months ended September 30, 2022, respectively. We have also grown the number of programs that we have under contract with our partners, as illustrated by the following charts.

We incurred sales and marketing expenses of $1.2 million and $5.1 million for the three and nine months ended September 30, 2021, respectively, and $3.1 million and $8.6 million for the three and nine months ended September 30, 2022, respectively. We are continuing to invest into our business-development team and into marketing our solutions to new and existing partners.

We focus a substantial portion of our resources on research and development efforts towards deepening our technology and expertise along our engine for antibody discovery and development, and we expect to continue to make significant investments in this area for the foreseeable future. We incurred research and development expenses of $17.5 million and $44.9 million for the three and nine months ended September 30, 2021, respectively, and $26.6 million and 79.6 million for the three and nine months ended September 30, 2022, respectively. We incurred general and administrative expenses of $11.3 million and $29.0 million for the three and nine months ended September 30, 2021, respectively, and $13.8 million and $42.5 million of the three and nine months ended September 30, 2022, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

•

invest in research and development activities to improve our antibody-discovery and development engine and associated platform including investments in building our new headquarters through our joint ventures and building a new small-scale manufacturing plant;

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

Our net loss for the three months ended September 30, 2021, was $21.4 million and our net earnings for the nine months ended September 30, 2021 was $93.5 million. Our net earnings for the three months ended September 30, 2022 was $26.6 million and our net earnings for the nine months ended September 30, 2022 was $188.4 million. As of September 30, 2022, we had accumulated earnings of $456.1 million and we had cash, cash equivalents and marketable securities totaling $868.2 million.

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

In June 2022, we announced that Eli Lilly modified its purchase agreement with the U.S. government to supply an additional 150,000 doses of bebtelovimab for consideration of approximately $275 million. Eli Lilly shipped and we recognized royalty revenue on approximately half of these doses in the quarter ended June 30, 2022. In collaboration with the U.S. government, the requirement that bebtelovimab distribution be controlled by the U.S. government was removed in August 2022, making bebtelovimab commercially available for purchase by U.S. states/territories, hospitals, and a broad set of other providers.

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

•

Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of September 30, 2022, we had 164 discovery programs that are either completed, in progress or under contract with 38 partners. We are building our business development team across the major biotechnology geographic hubs in order to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our platform. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our technological differentiation.

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

•

Investing in enhancements to our technology stack. Our ability to maintain and expand our partnerships is dependent on the advantages our technology stack delivers to our partners. We intend to maintain our leading position through investments in research and development to refine and add capabilities in areas such as computation, protein engineering, immunization technologies, genetically engineered rodents and cell line selection. We have successfully closed and will continue to look for strategic technology acquisitions to improve, broaden and deepen our capabilities and expertise in antibody discovery and development, or those that offer opportunities to expand our partnership business into adjacent therapeutic modalities. We intend to devote substantial resources to continue to improve our technological differentiation which will impact our financial performance.

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

Cumulative Metrics	September 30, 2021	September 30, 2022	Change %
Number of discovery partners	35	38	9%
Programs under contract	155	164	6%
Program starts	69	92	33%
Molecules in the clinic	5	7	40%

The table below outlines the details of molecules in the clinic as at September 30, 2022:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
Bebtelovimab (LY-CoV1404)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	Discovery partnership
Undisclosed	Phase 1	Undisclosed	Neurology - Alzheimer's Disease	Discovery partnership
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015	IND/CTA authorized	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	IND/CTA authorized	Undisclosed	Undisclosed	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	Discovery partnership

Number of discovery partners represents the unique number of partners with whom we have executed partnership contracts. We view this metric as an indication of the competitiveness of our technology stack and our current level of market penetration. The metric also relates to our opportunities to secure programs under contract from existing customers through repeat business opportunities.

Programs under contract represent the number of antibody-development programs that are under contract for delivery of discovery research activities. A program under contract is counted when a contract is executed with a partner under which we commit to discover antibodies against one selected target. A target is any relevant antigen for which a partner seeks our support in developing binding antibodies. We view this metric as an indication of commercial success and technological competitiveness. It further relates to revenue from technology-access fees. The cumulative number of programs under contract with downstream participation is related to our ability to generate future revenue from milestone payments and royalties.

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

Molecules in the clinic represent the count of unique molecules for which an application for an IND, New Animal Drug or equivalent under other regulatory regimes, has been approved based on an antibody that was discovered either by us or by a partner using licensed AbCellera technology. Where the date of such application approval is not known to us, the date of the first public announcement of a clinical trial will be used for the purpose of this metric. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to September 30, 2022:

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
* Effective date of agreement

Results of operations

Comparison of the three and nine months ended September 30, 2021 and 2022

(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2021 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Revenue:
Research fees	$5,128	$7,508	$14,330	$29,378
Licensing revenue	190	154	20,692	531
Milestone payments	-	400	8,000	400
Royalty revenue	190	93,321	192,850	433,570
Total revenue	5,508	101,383	235,872	463,879
Operating expenses:
Royalty fees	-	15,035	23,622	64,882
Research and development(1)	17,450	26,582	44,853	79,634
Sales and marketing(1)	1,217	3,089	5,086	8,579
General and administrative(1)	11,271	13,792	28,958	42,470
Depreciation and amortization	3,666	5,150	10,493	14,025
Total operating expenses	33,604	63,648	113,012	209,590
Income (loss) from operations	(28,096)	37,735	122,860	254,289
Other (income) expense
Other (income) expense	1,256	(6,702)	595	(7,343)
Grants and incentives	(4,380)	(2,150)	(12,174)	(8,879)
Total other (income)	(3,124)	(8,852)	(11,579)	(16,222)
Net earnings (loss) before income tax	(24,972)	46,587	134,439	270,511
Income tax (recovery) expense	(3,592)	19,963	40,923	82,099
Net earnings (loss)	$(21,380)	$26,624	$93,516	$188,412
Foreign currency translation adjustment	(1,508)	(1,293)	644	(997)
Comprehensive income (loss)	$(22,888)	$25,331	$94,160	$187,415
Net earnings (loss) per share attributable to common shareholders
Basic	$(0.08)	$0.09	$0.34	$0.66
Diluted	$(0.08)	$0.08	$0.29	$0.60
Weighted-average common shares outstanding
Basic	278,933,760	285,322,719	273,642,542	284,639,599
Diluted	278,933,760	315,818,163	323,323,053	314,183,994

(1)	Amounts are exclusive of depreciation and amortization. Amounts include stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Research and development	$4,245	$5,554	$11,123	$17,755
Sales and marketing	347	763	1,463	2,232
General and administrative	3,115	5,437	9,022	16,171
	$7,707	$11,754	$21,608	$36,158

Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Revenue
Research fees	$5,128	$7,508	$2,380	46%	$14,330	$29,378	$15,048	105%
Licensing revenue	190	154	(36)	(19)%	20,692	531	(20,161)	(97)%
Milestone payments	-	400	400	100%	8,000	400	(7,600)	(95)%
Royalty revenue	190	93,321	93,131	49,016%	192,850	433,570	240,720	125%
Total revenue	$5,508	$101,383	$95,875	1,741%	$235,872	$463,879	$228,007	97%

Revenue increased by $95.9 million from the three months ended September 30, 2021 compared to the three months ended September 30, 2022. The increase was driven primarily by a $93.1 million increase in royalty revenue that is directly associated with the specified percentage of proceeds that Lilly received from the sales of bebtelovimab to the U.S. Government and commercially, in addition to a $2.4 million increase in research fees attributable to the increase in programs under contract.

Revenue increased by $228.0 million from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. The increase was driven primarily by a $240.7 million increase in royalty revenue that is directly associated with the specified percentage of proceeds that Lilly received from the sales of bebtelovimab to the U.S. Government and commercially, in addition to a $15.0 million increase in research fees attributable to the increase in programs under contract. The increase in revenue was partially offset by a decrease of $20.1 million in licensing revenue related to the Trianni platform and reduced milestone achievements within the period.

Operating Expenses

Royalty Fees

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Royalty fees	$—	$15,035	$15,035	100%	$23,622	$64,882	$41,260	175%

Royalty fees for the three and nine months ended September 30, 2021 were nil and $23.6 million, respectively, and $15.0 million and $64.9 million for the three and nine months ended September 30, 2022, respectively. Royalty fees were attributable to the royalty revenues received by the Company from sales of bamlanivimab and bebtelovimab by Eli Lilly due to AbCellera’s collaborations in pandemic response.

Research and Development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Research and development	$17,450	$26,582	$9,132	52%	$44,853	$79,634	$34,781	78%

Research and development expenses increased by $9.1 million, or 52%, from the three months ended September 30, 2021 compared to the three months ended September 30, 2022, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $4.4 million is due to the increase in compensation expense consistent with the increase in headcount. $4.7 million of the increase is attributed to an increase in research materials, facilities, supplies and services consistent with the overall increase in research and development activities.

Research and development expenses increased by $34.8 million, or 78%, from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022, reflecting continuing strong investments in the capacity and capabilities of AbCellera’s discovery and development platform. Of this increase, $19.1 million is due to the increase in compensation expense consistent with the increase in headcount. $16.7 million of the increase is attributed to an increase in research materials, facilities, supplies and services consistent with the overall increase in research and development activities, offset by a decrease of $1.2 million in legal fees.

Sales and Marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Sales and marketing	$1,217	$3,089	$1,872	154%	$5,086	$8,579	$3,493	69%

Sales and marketing expenses increased by $1.9 million, or 154%, from the three months ended September 30, 2021 compared to the three months ended September 30, 2022. The increase was attributable to business development activity and compensation costs of $1.7 million.

Sales and marketing expenses increased by $3.5 million, or 69%, from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. The increase in business development activity and compensation costs of $4.0 million was offset by a decrease of $0.8 million for a donation to Surrey Hospital made in the first quarter of 2021.

General and Administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
General and administrative	$11,271	$13,792	$2,521	22%	$28,958	$42,470	$13,512	47%

General and administrative expenses increased by $2.5 million, or 22%, from the three months ended September 30, 2021 compared to the three months ended September 30, 2022. $2.3 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense. $1.8 million of the increase in general and administrative expense is attributed to software and licensing expenditures, compensation expense exclusive of stock-based compensation, and general office and facilities expenses to support the growth of the Company. The overall increase was offset by a $1.7 million reduction in legal and accounting fees and other corporate matters in the period.

General and administrative expenses increased by $13.5 million, or 47%, from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. $7.2 million of the increase in general and administrative expense is related to the increased impact of non-cash stock-based compensation expense. $8.5 million of the increase in general and administrative expense is attributed to software and licensing expenditures, compensation expense exclusive of stock-based compensation, and general office and facilities expenses to support the growth of the Company. The overall increase was offset by a $2.4 million reduction in legal and accounting fees and other corporate matters in the period.

Depreciation and Amortization

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Depreciation and amortization	$3,666	$5,150	$1,484	40%	$10,493	$14,025	$3,532	34%

Depreciation and amortization expenses increased by $1.5 million, or 40%, from the three months ended September 30, 2021 compared to the three months ended September 30, 2022. Depreciation expense increased by $1.5 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Depreciation and amortization expenses increased by $3.5 million, or 34%, from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. Amortization expense increased by $0.4 million due to the amortization of acquired intangible assets over their respective useful lives. Depreciation expense increased by $3.2 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Other (Income) Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Other (income) expense	$1,256	$(6,702)	$(7,958)	634%	$595	$(7,343)	$(7,938)	1,334%

Other income increased by $8.0 million, or 634%, from the three months ended September 30, 2021 compared to the three months ended September 30, 2022. The increase included a foreign exchange gain, interest, and other income of $6.0 million due to fluctuations in the Canadian and U.S. dollar exchange rate and an increase in interest rates in the period in addition to a $1.9 million gain on fair value adjustments related to held-for-trading marketable securities and contingent consideration.

Other income increased by $8.0 million, or 1334%, from the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. The increase included a foreign exchange gain, interest, and other income of $9.8 million due to fluctuations in the Canadian and U.S. dollar exchange rate and an increase in interest rates in the period, partially offset by a $1.8 million loss on fair value adjustments related to held-for-trading marketable securities and contingent consideration.

Grants and Incentives

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Grants and incentives	$(4,380)	$(2,150)	$2,230	(51)%	$(12,174)	$(8,879)	$3,295	(27)%

Grants and incentives decreased by $2.2 million, or 51%, from the three months ended September 30, 2021 compared to the three months ended September 30, 2022, and decreased $3.3 million, or 27%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022. This decrease was primarily driven by a decrease in activity relating to research and development expenditures that are eligible for the SIF project for the period.

Income Tax (Recovery) Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2022	Amount	%	2021	2022	Amount	%
Income tax (recovery) expense	$(3,592)	$19,963	$23,555	(656)%	$40,923	$82,099	$41,176	101%

Income tax expense increased $23.6 million from the three months ended September 30, 2021 to the three months ended September 30, 2022, and increased $41.2 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase in both periods is primarily driven by current net earnings in the period and a change in effective income tax rates.

Liquidity and Capital Resources

As of September 30, 2022, we had $868.2 million of cash, cash equivalents and marketable securities, comprising $372.0 million in cash and cash equivalents and $496.2 million in marketable securities. The increase of $145.2 million since December 31, 2021, was primarily from cash flow from operations and driven by the receipt of accounts receivable relating to royalties from bamlanivimab and bebtelovimab in the nine months ended September 30, 2022.

We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year since 2018. We intend to significantly invest in our business, and as a result may incur operating losses in future periods. We will continue to invest in research and development efforts towards expanding our capabilities and expertise along our technology stack, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our future office headquarters, and related infrastructure, including execution of long-term office-lease arrangements. Based on our current business plan, we believe that our existing cash, cash equivalents, marketable securities, and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of external funding over at least the next 36 months following the date of this report.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2021	2022
Net cash provided by (used in):
Operating activities	$261,296	$246,448
Investing activities	(331,098)	(335,562)
Financing activities	(5,720)	(1,977)
Effect of exchange rate fluctuations on cash and cash equivalents	(900)	(9,963)
Net increase in cash and cash equivalents	$(76,422)	$(101,054)

Operating activities

Net cash provided by operating activities decreased from $261.3 million in the nine months ended September 30, 2021 to $246.4 million in the nine months ended September 30, 2022. The increase in royalty revenues from our partnership with Eli Lilly and an increase in discovery research activities was offset by an increase in expenditures that reflect AbCellera’s investment in research and development activities and growth of the company.

Investing activities

Net cash used in investing activities increased from $331.1 million in the nine months ended September 30, 2021 to $335.6 million in the nine months ended September 30, 2022. Investing activities during the nine months ended September 30, 2021 were attributed to our investment in marketable securities and investments in and loans to equity accounted investees in addition to the purchase of land related to our future GMP facility. For the nine months ended September 30, 2022, investing activities included the purchase of property and equipment, long-term investments, marketable securities, and investments in and loans to equity accounted investees, partly offset by proceeds from government funding under the SIF program.

Financing activities

Net cash used in financing activities was $5.7 million for the nine months ended September 30, 2021 due to the repayment of long-term debt, contingent consideration, and intangible asset obligation, partly offset by proceeds from exercise of options for common stock. Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2022 due to final payment of an in-licensing agreement partly offset by proceeds from long-term debt and exercise of options for common stock.

Critical Accounting Policies and Significant Judgements and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2021. We believe our exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company recently became aware of a civil lawsuit filed by the Estate of John Schrader and another corporate entity naming as co-defendants the Company, some of its affiliates and Dr. Carl Hansen, the Company's CEO. The lawsuit was filed October 14, 2022, in the Supreme Court of British Columbia (Vancouver). The complaint alleges breach of an implied partnership or joint venture between Dr. John Schrader and Dr. Hansen and further alleges patent infringement of an issued Canadian patent (No. 2,655,511). The complaint seeks financial damages as well as other declarations. To date, the plaintiffs have not effectuated service of the claim on all defendants. The Company believes that the claim is meritless and frivolous in all respects and intends to defend itself appropriately.

There have been no material changes to legal proceedings as set forth in our annual report on Form 10-K for the period ended December 31, 2021.

Item 1A. Risk Factors.

Risks Related to Our Business and Strategy

We have incurred losses in certain years since inception and we may not be able to generate sufficient revenue to maintain profitability.

We expect to invest heavily in our business. We expect to experience fluctuations in revenue and expenses which makes it difficult to evaluate our business. We may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Our net loss for the three months ended September 30, 2021 was $21.4 million and our net earnings for the nine months ended September 30, 2021 was $93.5. Our net earnings for the three months ended September 30, 2022 was $26.6 million and our net earnings for the nine months ended September 30, 2022 was $188.4 million. As of September 30, 2022, we had accumulated earnings of $456.1 million. We expect that our operating expenses will continue to increase significantly, including as we:

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

Our expenses could increase beyond expectations for a variety of reasons, including our growth strategy and the increase in our operations. Since our inception, we have financed our operations primarily from revenue from upfront payments generated through our receipt of technology access fees and discovery research fees through the performance of service contracts with our partners, payments from partners upon the satisfaction of clinical milestones, government funding and one-off government grants, the incurrence of indebtedness, and from private placements of our common and convertible preferred shares. Given our strategy and plans to invest in enhancing and scaling our business, we will need to generate significant additional revenue to achieve and sustain future profitability. Even though we have achieved profitability, we cannot be sure that we will remain profitable for any sustained period of time. We may not be able to generate sufficient revenue to sustain profitability and our recent and historical growth should not be considered indicative of our future performance.

Our revenue has fluctuated from period to period, and our revenue for any historical period may not be indicative of results that may be expected for any future period.

During the years ended December 31, 2020 and 2021, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, as well as royalty payments for the first time. During the nine months ended September 30, 2022, we continued to receive royalty payments primarily on sales of bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020, 2021, and nine months ended September 30, 2022, these royalty payments related to our partnership with Eli Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Therefore, significant amount of royalty payments that we have received in recent periods are derived from a compound developed in a single partnership, and there can be no assurance that the revenues we have generated in such periods will be replicated in future periods. As we continue to see new and emerging variants, we would expect the use of bamlanivimab used alone or administered with another therapy, or bebtelovimab, to be subject to future distribution, use pauses or limitations, and withdrawals of authorization as we have seen in the past. This would correspondingly pause any royalty revenue we earn on the sales of bamlanivimab or bebtelovimab. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our platform. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our platform, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.

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

Based on our current business plan, we believe our existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery platform, or the realization of other risks described in this annual report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. Such additional financing may not be available on terms acceptable to us or at all.

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

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders would result. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. For example, our agreement with the Strategic Innovation Fund, or SIF, requires us to obtain consent in the event that an individual or company (or two or more of them acting in concert) acquires the direct or indirect beneficial ownership of 20% or more of our voting securities. In the event consent is not obtained, the agreement may be terminated and we will be obligated to repay all or a portion of the contribution amounts from SIF.

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

We utilize our antibody discovery platform to identify antibodies for further development and potential commercialization by our partners. As a result, the quality and sophistication of our platform and technology is critical to our ability to conduct our research discovery activities and to deliver more promising molecules and to accelerate and lower the costs of discovery as compared to traditional methods for our partnerships. In particular, our business depends, among other things, on:

•	our platform’s ability to successfully identify therapeutic antibodies on the desired timeframes that can ultimately be used to prevent and treat diseases;
•	our ability to execute on our strategy to enter into new partnerships with new or existing partners and establish a robust internal pipeline of antibody discovery programs;
•	our ability to increase awareness of the capabilities of our technology and solutions;
•	our partners’ and potential partners’ willingness to adopt new technologies;
•	whether our platform reliably provides advantages over legacy and other alternative technologies and is perceived by customers to be cost effective;
•	the rate of adoption of our solutions by pharmaceutical companies, biotechnology companies of all sizes, government organizations and non-profit organizations and others;
•	prices we charge for our data packages and the discoveries that we make;
•	the relative reliability and robustness of our platform;
•	our ability to develop new solutions for partners;
•	if competitors develop a platform that performs functional testing of cells at a greater throughput than us;
•	the timing and scope of any approval that may be required by the FDA, or any other regulatory body for drugs that are developed based on antibodies discovered by us;
•	the impact of our investments in innovation and commercial growth;
•	negative publicity regarding our or our competitors’ technologies resulting from defects or errors; and
•	our ability to further validate our technology through research and accompanying publications.

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

We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in approximately 475 employees as of September 30, 2022. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.

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

In addition, as a result of employees working remotely and the ongoing COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology, which may create additional opportunities for cybercriminals to exploit vulnerabilities

Our marketing department is expanding, and if we are unable to continue this growth and effectively execute on our marketing strategy, our business may be adversely affected.

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

As of September 30, 2022, we owned or exclusively licensed over 70 issued or allowed patents and over 70 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, AbCellera Australia Pty. Ltd. (formerly Channel Bio), Celium, Trianni, the Trianni Mouse, and TetraGenetics in the U.S., Canada, Australia and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.

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

Filing, prosecuting and defending patents on our platform, software, systems, workflows and processes in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Canada can be less extensive than those in the United States and Canada. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States and Canada, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. Further, we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States and Canada, or from selling or importing products made using our inventions in and into the United States, Canada or other jurisdictions. For example, as a result of the Russia sanctions and the potential retaliatory acts from Russia, we may be unable to obtain patent rights to our Trianni and microfluidic platforms as well as bamlanivimab which are protected in other jurisdictions around the world. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own platform or technologies and may also sell their products or services to territories where we have patent protection, but enforcement is not as strong as that in the United States and Canada. These platforms and technologies may compete with ours. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover our technologies in those countries.

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

Risks Related to Ownership of Our Common Shares

If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

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

The trading price of our common shares is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2022.

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

Item 5. Other Information

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

AbCellera Biologics Inc.

Date: November 8, 2022	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer
(Principal Financial Officer)