Form 10-Q
period 2023-03-31
AbCellera Biologics Inc.
filed 2023-05-04
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-39781
_________________________________________________________
AbCellera Biologics Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

British Columbia	Not Applicable
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2215 Yukon Street Vancouver, BC	V5Y 0A1
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (604) 559-9005
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, the registrant had 288,728,094 common shares, no par value per share, outstanding.

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
•We have incurred losses in certain years since inception and we may not be able to generate sufficient revenue to maintain profitability.
•Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.
•Our commercial success depends on the quality of our antibody discovery and development engine and the acceptance by new and existing partners in our industry.
•Failure to execute our business strategy could adversely impact our growth and profitability.
•If we cannot maintain and expand current partnerships and enter new partnerships that generate discovery programs for antibodies, our business could be adversely affected.
•In recent periods, we have depended on a limited number of partners for our revenue, the loss of any of which could have an adverse impact on our business.
•Development of a biologic is inherently uncertain, and it is possible that none of the antibody drug candidates discovered using our antibody discovery and development engine that are further developed by our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.
•The failure of our partners to meet their contractual obligations to us could adversely affect our business.
•We may be unable to manage our current and future growth effectively, which could make it difficult to execute on our business strategy.
•We have invested, and expect to continue to invest, in research and development efforts that further enhance our antibody discovery and development engine. Such investments in technology are inherently risky and may affect our operating results. If the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
•Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs with the antibodies that we have discovered, and the price of our common shares may decline as a result of announcements of unexpected results or developments.
•Our partners may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, which could have an adverse impact on our business and could cause the price of our common shares to decline.
•The life sciences and biotechnology platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or sustain profitability.
•Upgrading and integrating our business systems could result in implementation issues and business disruptions.
•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including our discovery and development engine and Celium, our proprietary antibody visualization software, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our data packages may be impaired.
•If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
ii

•Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data)
(Unaudited)

	December 31, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$386,535	$193,017
Marketable securities	499,950	603,478
Total cash, cash equivalents, and marketable securities	886,485	796,495
Accounts and accrued receivable	38,593	20,003
Restricted cash	25,000	25,000
Other current assets	75,413	99,155
Total current assets	1,025,491	940,653
Long-term assets:
Property and equipment, net	217,255	233,187
Intangible assets, net	131,502	128,845
Goodwill	47,806	47,806
Investments in and loans to equity accounted investees	72,522	57,583
Other long-term assets	46,331	89,845
Total long-term assets	515,416	557,266
Total assets	$1,540,907	$1,497,919
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$33,150	$31,814
Current portion of contingent consideration payable	44,211	42,876
Accrued royalties payable	19,347	3,094
Deferred revenue	21,612	11,807
Total current liabilities	118,320	89,591
Long-term liabilities:
Operating lease liability	76,675	77,265
Deferred revenue	19,516	25,416
Deferred grant funding	40,801	45,026
Contingent consideration payable	16,054	15,733
Deferred tax liability	33,178	33,426
Other long-term liabilities	3,086	2,962
Total long-term liabilities	189,310	199,828
Total liabilities	307,630	289,419
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2022 and March 31, 2023: 286,851,595 and 288,426,514 shares issued and outstanding at December 31, 2022 and March 31, 2023, respectively	734,365	742,816
Additional paid-in capital	74,118	81,630
Accumulated other comprehensive (loss)	(1,391)	(2,021)
Accumulated earnings	426,185	386,075
Total shareholders' equity	1,233,277	1,208,500
Total liabilities and shareholders' equity	$1,540,907	$1,497,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)
(Unaudited)

	Three months ended March 31,
	2022	2023
Revenue:
Research fees	$9,333	$10,570
Licensing revenue	231	372
Milestone payments	-	1,250
Royalty revenue	307,017	-
Total revenue	316,581	12,192
Operating expenses:
Royalty fees	44,637	-
Research and development(1)	26,366	52,647
Sales and marketing(1)	2,370	3,771
General and administrative(1)	14,268	15,134
Depreciation and amortization	3,990	5,514
Total operating expenses	91,631	77,066
Income (loss) from operations	224,950	(64,874)
Other (income) expense
Interest (income)	(665)	(9,759)
Grants and incentives	(5,194)	(3,374)
Other	-	(3,593)
Total other (income)	(5,859)	(16,726)
Net earnings (loss) before income tax	230,809	(48,148)
Income tax (recovery) expense	62,236	(8,038)
Net earnings (loss)	$168,573	$(40,110)
Foreign currency translation adjustment	507	(630)
Comprehensive income (loss)	$169,080	$(40,740)

Net earnings (loss) per share attributable to common shareholders
Basic	$0.59	$(0.14)
Diluted	$0.54	$(0.14)
Weighted-average common shares outstanding
Basic	283,895,020	287,767,136
Diluted	311,482,017	287,767,136
The accompanying notes are an integral part of these condensed consolidated financial statements.
1Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,574,919	8,451	(7,962)	-	-	489
Stock-based compensation expense	-	-	15,474	-	-	15,474
Foreign currency translation adjustment	-	-	-	-	(630)	(630)
Net loss	-	-	-	(40,110)	-	(40,110)
Balances as of March 31, 2023	288,426,514	$742,816	$81,630	$386,075	$(2,021)	$1,208,500

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,264,077	3,325	(2,922)	-	-	403
Share-based compensation expense	-	-	12,291	-	-	12,291
Foreign currency translation adjustment	-	-	-	-	507	507
Net earnings	-	-	-	168,573	-	168,573
Balances as of March 31, 2022	284,521,181	$725,755	$44,726	$436,239	$787	$1,207,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Three months ended March 31,
	2022	2023
Cash flows from operating activities:
Net earnings (loss)	$168,573	$(40,110)
Cash flows from operating activities:
Depreciation of property and equipment	1,391	2,858
Amortization of intangible assets	2,606	2,656
Amortization of operating lease right-of-use assets	976	1,606
Stock-based compensation	12,291	15,474
Other	(592)	(3,634)
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(8,751)	7,915
Accrued royalties receivable	(167,914)	9,260
Income taxes payable	69,965	(12,614)
Accounts payable and accrued liabilities	751	(5,778)
Deferred revenue	941	(3,905)
Accrued royalties payable	22,857	(16,253)
Deferred grant revenue	4,682	4,525
Other assets	(7,557)	(6,063)
Net cash provided by (used in) operating activities	100,219	(44,063)
Cash flows from investing activities:
Purchases of property and equipment	(14,495)	(14,984)
Purchase of marketable securities	(51,774)	(360,752)
Proceeds from marketable securities	57,294	262,638
Receipt of grant funding	2,596	2,693
Long-term investments and other assets	(11,657)	(34,735)
Investment in and loans to equity accounted investees	(8,335)	(4,469)
Net cash used in investing activities	(26,371)	(149,609)
Cash flows from financing activities:
Payment of liability for in-licensing agreement and contingent consideration	(5,072)	(948)
Proceeds from long-term debt and exercise of stock options	1,941	490
Net cash used in financing activities	(3,131)	(458)
Effect of exchange rate changes on cash and cash equivalents	(204)	(213)
Increase (decrease) in cash and cash equivalents	70,513	(194,343)
Cash and cash equivalents and restricted cash, beginning of period	501,142	414,650
Cash and cash equivalents and restricted cash, end of period	$571,655	$220,307
Restricted cash included in other assets	937	2,290
Total cash, cash equivalents and restricted cash shown on the balance sheet	$570,718	$218,017
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	2,353	8,918
Right-of-use assets obtained in exchange for operating lease obligation	658	2,124
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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, the year-end condensed consolidated financial statement data was derived from audited financial statements and these financial statements do not include all the information and footnotes required for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2022.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2022 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022.
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

4. Net earnings (loss) per share
Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended March 31,
	2022	2023
Basic earnings (loss) per share
Net earnings (loss) attributable to common shareholders - basic	$168,573	$(40,110)
Weighted-average common shares outstanding - basic	283,895,020	287,767,136
Net earnings (loss) per share attributable to common shareholders - basic	$0.59	$(0.14)

Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$168,573	$(40,110)
Weighted-average common shares outstanding - basic	283,895,020	287,767,136
Stock options and RSUs	27,586,997	-
Weighted-average common shares outstanding - diluted	311,482,017	287,767,136
Net earnings (loss) per share attributable to common shareholders - diluted	$0.54	$(0.14)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended March 31, 2023 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.
The Company excluded 2,974,052 and 50,844,425 potential common shares for the three months ended March 31, 2022 and March 31, 2023, respectively, from the computation of diluted net earnings (loss) per share attributable to common shareholders because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2022	March 31, 2023
Computers	$8,303	$8,530
Land	53,405	53,405
Building	11,361	17,493
Laboratory equipment	41,256	45,936
Leasehold improvements	40,567	47,800
Operating lease right-of-use assets	80,838	81,356
Property and equipment	235,730	254,520
Less accumulated depreciation	(18,475)	(21,333)
Property and equipment, net	$217,255	$233,187
As of December 31, 2022 and March 31, 2023, leasehold improvements include tenant improvements in progress that have not commenced depreciation in the amount of $25.6 million and $38.9 million, respectively. Depreciation expense on property and equipment for the three months ended March 31, 2022, and 2023 was $1.4 million and $2.9 million, respectively.

6. Intangible assets
Intangible assets consisted of the following:

	March 31, 2023
	Gross carrying amount	Accumulated amortization	Net book value
License	$37,873	$19,857	$18,016
Technology	52,700	5,881	46,819
IPR&D	64,010	-	64,010
	$154,583	$25,738	$128,845
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended March 31:

Amortization Expense
2024	$10,599
2025	4,241
2026	4,241
2027	4,241
2028	4,241
$27,563
7. Investments in and loans to equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. To date, the Company has recorded immaterial amounts of proportionate income or loss with respect to either venture.

Dayhu JV

During 2020, the Company entered into a joint venture with Dayhu (Dayhu JV). As of March 31, 2023, the equity investment balance was $41.3 million.

In March, 2021, the Company made a commitment of up to CAD $82.7 million ($61.2 million at March 31, 2023) to the Dayhu JV (Dayhu JV Loan) to fund the construction at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement.
The loan is secured by the underlying land and future assets of the Dayhu JV. At December 31, 2022, and March 31, 2023, the outstanding related party loan balance was $38.1 million and nil, respectively, to the Dayhu JV.

In July 2022, the Company entered into an agreement of up to CAD $46.0 million ($34.0 million at March 31, 2023) with Dayhu (New Dayhu Loan) to replace Dayhu’s portion of the outstanding Dayhu JV Loan balance as at January 1, 2023, at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement. The agreement has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the Dayhu JV. In January 2023, the Company issued CAD $46.0 million ($34.0 million at March 31, 2023) to Dayhu from the New Dayhu loan, which was used to repay, in part, Dayhu’s 50% portion of the Dayhu JV Loan. At March 31, 2023, the loan balance was $34.0 million and is included in other long-term assets.
Beedie JV
In March, 2021, the Company entered into the Beedie joint venture (Beedie JV). As of March 31, 2023, the equity investment balance was $16.3 million.

In June 2022, the Company made a commitment to our partner Beedie for a land loan of up to CAD $7.5 million ($5.5 million at March 31, 2023) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement of the construction loan and five years from the initial advancement of the land loan, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the Beedie JV. The loan receivable balance, which was solely related to the land loan to date, was CAD $7.5 million ($5.5 million as at March 31, 2023) and is included in other long-term assets.
8. Current assets and liabilities
Other current assets

	December 31, 2022	March 31, 2023
Tax deposits and receivables	$64,817	$79,566
Prepaid expenses and other	9,064	18,142
Materials and supplies	1,532	1,447
Total other current assets	$75,413	$99,155

Accounts payable and other liabilities

	December 31, 2022	March 31, 2023
Accounts payable and accrued liabilities	$14,828	$17,569
Current portion of operating lease liability	5,583	5,868
Payroll liabilities	6,454	1,792
Current portion of deferred grant funding	6,285	6,585
Total accounts payable and other liabilities	$33,150	$31,814
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	33,694,150	$0.90
Granted	-	-
Exercised	(1,087,171)	0.44
Forfeited	-	-
Outstanding as of March 31, 2023	32,606,979	$0.91
Options exercisable as of March 31, 2023	24,079,568	$0.73

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	12,322,933	$14.81
Granted	1,617,638	10.66
Exercised	-	-
Forfeited	(136,180)	13.80
Outstanding as of March 31, 2023	13,804,391	$14.33
Options exercisable as of March 31, 2023	2,881,278	$17.61
The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,946,985	$13.71
Granted	1,065,110	10.66
Vested and settled	(487,748)	14.65
Forfeited	(91,292)	13.92
Outstanding as of March 31, 2023	4,433,055	$12.87
As of March 31, 2023, the number of shares available for issuance under the 2020 Plan was 33,217,073, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation expense was classified in the condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended March 31,
	2022	2023
Research and development	$5,937	$7,496
Sales and marketing	994	1,271
General and administrative	5,360	6,707
	$12,291	$15,474
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

Deferred revenue outstanding in each respective period is as follows:

	December 31, 2021	March 31, 2022	December 31, 2022	March 31, 2023
Deferred revenue	$34,954	$35,861	$41,128	$37,223
During the three months ended March 31, 2022 and 2023, the Company recognized $2.7 million and $4.8 million, respectively, of revenue that had been included in deferred revenue in the previous year.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, loans to equity accounted investees, accounts payable and accrued liabilities and royalties payable, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, royalties payable, loans receivable, and loans to equity accounted investees approximate their fair values, and primarily classified as level 2. At March 31, 2023, the Company also held non-marketable securities included in other long term assets of $29.7 million (December 31, 2022 - $18.5 million).
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
The following table presents the changes in fair value of the liability for contingent consideration:

Three months ended March 31, 2022	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$22,934	$-	$22,934
TetraGenetics (ii)	$35,886	$(698)	$35,188

Three months ended March 31, 2023	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$23,505	$(2,602)	$20,903
TetraGenetics (ii)	$36,760	$946	$37,706
i)The estimated fair value of the earn-out payments relates to a specific customer license ending on April 9, 2024, was determined by estimating the payout of the expected future net cash flows associated to the specific customer license during the earn-out period. The significant assumptions include the amount and timing of projected future net revenues received by us from the specific customer license, discounted at 22%, the rate that measures the risks inherent in the future cash flows.

ii)The estimated fair value of potential future successful milestone payouts was determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at 10.7%, the rate that measures the risks inherent in the future cash flows.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$108,117	$-	$-	$108,117
Certificate of deposit	-	260,756	-	260,756
Commercial paper	-	68,129	-	68,129
Corporate bonds	-	144,526	-	144,526
Asset backed securities	-	21,950	-	21,950
	$108,117	$495,361	$-	$603,478
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
The Company may enter into certain agreements with strategic partners in the ordinary course of operations that may include investments in collaborative arrangements, contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements.
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three months ended March 31, 2022 and March 31, 2023, $44.6 million and nil was expensed related to such obligations, and $19.3 million and $3.1 million was included in current liabilities as of December 31, 2022 and March 31, 2023.
Since inception, the Company has incurred expenditures of $46.1 million and $38.8 million under phase 1 and 2, respectively, under the Canadian government’s Strategic Innovation Fund, or SIF. Spending under phase 1 of the agreement and such amounts are not repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of March 31, 2023, no amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding the rate and degree of market acceptance of our antibody discovery and development engine;
•companies and technologies in our industry that compete with our business;
•our ability to manage and grow our business by introducing our antibody discovery and development engine to new partners and expanding our relationships with existing partners;
•our operating results and financial performance;
•our partners’ ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties owed to us, in the expected timelines or at all;
•our ability to provide our partners with a full solution from target identification to investigational new drug, or IND, submission;
•our partners’ ability to develop and commercialize a molecule discovered by us, on a timely basis or at all;
•our expectations regarding the completion of our good manufacturing practices, or GMP, facility and our manufacturing capabilities;
•our ability to establish and maintain intellectual property protection for our technologies and workflows and avoid or defend against claims of patent infringement;
•our ability to attract, hire and retain key personnel and to manage our personnel growth effectively;
•our ability to obtain additional financing in future offerings;
•the volatility of the trading price of our common shares;
•business disruptions affecting our operations and the development of our antibody discovery and development engine;
•the global economic impact of the ongoing conflict between Russia and Ukraine and related sanctions and market volatility;
•our ability to avoid material weaknesses or significant deficiencies in our internal control over financial reporting in the future;
•our expectations regarding our Passive Foreign Investment Company, or PFIC, status for our taxable year ended December 31, 2023, or any future taxable year;
•our expectations regarding our recent business acquisitions and our ability to realize the intended benefits of such acquisitions;
•our expectations regarding the use of our cash resources;
•our expectations about market trends; and
•our ability to predict and adapt to government regulation.
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

Our deals emphasize participation in the success and upside of future antibody therapeutic candidates. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, and downstream payments in the form of clinical and commercial milestones, and royalties on net sales. We also participate in alternative investment opportunities including equity in our business partners and various rights for deeper involvement in moving molecules forward. Longer-term we are eligible to receive additional payments upon satisfaction of clinical and commercial milestones, which we refer to as milestone payments, as well as royalties on net sales of approved products derived from antibodies that we discover for our partners. Our discovery partnerships generally include royalty payments on net sales in the single-digit to low-double digit range.
We focus a substantial portion of our resources on research and development efforts towards strengthening our discovery and development engine and we expect to continue to make significant investments in this area for the foreseeable future. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:
•invest in research and development activities to improve our antibody discovery and development engine including investments in building our new headquarters through our joint ventures and building a new small-scale manufacturing facility;
•market and sell our solutions to existing and new partners;
•expand and enhance operations to deliver programs, including investments in manufacturing;
•acquire businesses or technologies to support the growth of our business;
•attract, hire and retain qualified personnel; and
•continue to establish, protect and defend our intellectual property and patent portfolio, including our ongoing litigation

To date, we have financed our operations primarily from revenue from our antibody discovery partnerships in the form of royalty revenue, government funding from grants, and from the issuance and sale of convertible preferred shares and notes, and common shares.

We have grown the number of programs that we have under contract with our partners, as illustrated by the following chart. In the first quarter of 2023, we added three new programs under contract and one molecule was advanced into the clinic. As of March 31, 2023, we had 177 discovery programs that are either completed, in progress or under contract with 41 partners.

Results of operations
The following table summarizes our key operating results for the quarters ended March 31, 2022 and March 31, 2023. All figures are in U.S. dollars and amounts are expressed in thousands, except share data:

	Three Months Ended March 31,
	2022	2023
Revenue:
Research fees	$9,333	$10,570
Licensing revenue	231	372
Milestone payments	-	1,250
Royalty revenue	307,017	-
Total revenue	316,581	12,192

Operating expenses:
Royalty fees	44,637	-
Research and development(1)	26,366	52,647
Other operating expenses	20,628	24,419
Total operating expenses	91,631	77,066
Income (loss) from operations	224,950	(64,874)
Total other (income)	(5,859)	(16,726)
Net earnings (loss) before income tax	230,809	(48,148)
Net earnings (loss)	$168,573	$(40,110)

Net earnings (loss) per share attributable to common shareholders
Basic	$0.59	$(0.14)
Diluted	$0.54	$(0.14)
____________________________________
(1)Exclusive of depreciation and amortization

Operating expenses include stock-based compensation as follows:

	Three months ended March 31,
	2022	2023
Research and development	$5,937	$7,496
Sales and marketing	994	1,271
General and administrative	5,360	6,707
	$12,291	$15,474

Key Factors Affecting Our Results of Operations and Future Performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in Part II, Item 1A, Risk Factors.
•Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of March 31, 2023, we had 177 discovery programs that are either completed, in progress or under contract with 41 partners. We are building our business development team across the major biotechnology geographic hubs to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our discovery and development engine. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our discovery differentiation.
•Our partners successfully developing and commercializing the antibodies that we discover. We estimate that, based on the terms of our existing contracts and estimates of historical rates of success of antibody drug development, the vast majority of the potential value for each program under contract is represented by potential future milestone payments and royalties rather than research fees. As a result, we believe our business and our future results of operations will be highly reliant on the degree to which our partners successfully develop and commercialize the antibodies that we discover based on contracts with our partners. As our partners continue to advance development of the antibodies that we have discovered, we expect to start receiving additional milestone payments and royalties if any partners commence commercial sales of such antibodies.
•Rate and timing of selecting and initiating discovery projects by our partners. Once programs are secured under contract, partners must select targets and agree on a detailed statement of work before we commence discovery research on any antibodies. The rate and timing of such selection and initiation differs from partner to partner. Research fees that we recognize under our partnerships depend on our delivery of antibodies for development by our partners and delays by our partners in selecting targets and agreeing on statements of work will impact revenue recognition.
•Investing in enhancements to our discovery and development engine. Our ability to maintain and expand our partnerships is dependent on the advantages our discovery and development engine delivers to our partners. We intend to maintain our leading position through investments in research and development to refine and add capabilities in areas such as computation, protein engineering, immunization technologies, genetically engineered rodents and cell line selection. We have successfully executed and will continue to look for strategic technology acquisitions to improve, broaden and deepen our capabilities and expertise in antibody discovery and development, or those that offer opportunities to expand our partnership business into adjacent therapeutic modalities. We intend to devote substantial resources to continue to improve our discovery differentiation which will impact our financial performance.
•Scaling our operations to execute on discovery programs. As we secure additional programs under contract and as our partners initiate discovery programs, our operational capacity to execute such research activities may become strained. We are making significant investments in capital and time to increase our ability to address future growth, including building new headquarters through our Dayhu and Beedie joint ventures, building a new small-scale manufacturing facility, investing in research and development, and continuing to hire talented personnel across functions. We have new facilities under development scheduled to take occupancy in 2024 that are intended to materially expand capacity. As we expand our workforce, we expect a significant increase in our operating expenses, including stock-based compensation.
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

Cumulative Metrics	March 31, 2022	March 31, 2023	Change %
Number of discovery partners	36	41	14%
Programs under contract	158	177	12%
Partnered program starts	84	101	20%
Molecules in the clinic	6	9	50%
The table below outlines the details of molecules in the clinic as of March 31, 2023:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera Pre-partnered Program - Partnered
Bebtelovimab (LY-CoV1404)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera Pre-partnered Program - Partnered
TAK-920/DNL919	Phase 1	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera Partner-initiated Discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera Partner-initiated Discovery
Undisclosed	Phase 1	Undisclosed	Undisclosed	Trianni license
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	IND/CTA authorized	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	AbCellera Partner-initiated Discovery
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

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to March 31, 2023:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	Multi-target, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016

Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement
Results of Operations
Comparison of the three months ended March 31, 2022 and March 31, 2023:
Revenue

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Revenue:
Research fees	$9,333	$10,570	$1,237	13%
Licensing revenue	231	372	141	61%
Milestone payments	-	1,250	1,250	100%
Royalty revenue	307,017	-	(307,017)	(100)%
Total revenue	$316,581	$12,192	$(304,389)	(96)%
Revenue decreased by $304.4 million from the three months ended March 31, 2022 compared to the three months ended March 31, 2023. The decrease was driven primarily by the absence of royalty revenue recognized in the period since the FDA announced bebtelovimab is no longer authorized for emergency use in any U.S. region in the fourth quarter of 2022. The increase in milestone payments and research fees of $1.3 million and $1.2 million, respectively, was attributable to the progress of our research and development efforts and an increased number of programs under contract and program starts.
Operating Expenses
Royalty Fees

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Royalty fees	44,637	-	(44,637)	(100)%
Royalty fees for the three months ended March 31, 2022 and three months ended March 31, 2023 were $44.6 million and nil, respectively. Royalty fees were attributable to the royalty revenues received by the Company from sales of bamlanivimab and bebtelovimab by Eli Lilly and Company ("Lilly") due to AbCellera’s collaborations in pandemic response.
Research and Development

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Research and development	26,366	52,647	26,281	100%
Research and development expenses increased by $26.3 million, or 100%, from the three months ended March 31, 2022 compared to the three months ended March 31, 2023. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and pre-partnered programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. Approximately $20.0 million in the first quarter is related to specific one time investments in co-development and pre-partnered programs. The remaining increase includes a $1.8 million increase in compensation-related expenses consistent with the increase in headcount and a $4.5 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Sales and marketing	2,370	3,771	1,401	59%
Sales and marketing expenses increased by $1.4 million, or 59%, from the three months ended March 31, 2022 compared to the three months ended March 31, 2023. The increase was attributable to business development activity, consulting fees, and compensation costs of $1.4 million.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
General and administrative	14,268	15,134	866	6%
General and administrative expenses increased by $0.9 million, or 6%, from the three months ended March 31, 2022 compared to the three months ended March 31, 2023. $0.6 million of the increase in general and administrative expense is compensation-related and driven by the increase in headcount. The remaining $0.3 million increase was due to an increase in software, licensing, and facility expenses incurred to support the growth of the Company, partially offset by a decrease in legal and consulting fees.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Depreciation and amortization	$3,990	$5,514	$1,524	38%
Depreciation and amortization expenses increased by $1.5 million, or 38%, from the three months ended March 31, 2022 compared to the three months ended March 31, 2023. Depreciation expense increased by $1.5 million due to the depreciation of equipment and facilities related to capital equipment purchases.
Interest (Income)

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Interest (income)	(665)	(9,759)	(9,094)	1368%
Interest income increased by $9.1 million, or 1368%, from the three months ended March 31, 2022 compared to the three months ended March 31, 2023. The increase was primarily driven by an increase in interest rates on our cash and cash equivalents and marketable securities balances in the quarter ended March 31, 2023, compared to the period ended March 31, 2022.

Grants and incentives

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Grants and incentives	(5,194)	(3,374)	1,820	(35)%
Grants and incentives decreased by $1.8 million, or 35%, from the three months ended three months ended March 31, 2022 compared to the three months ended March 31, 2023. This decrease was primarily driven by a decrease in activity relating to research and development expenditures that are eligible for the SIF project for the period.

Other

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Other	—	(3,593)	(3,593)	(100)%
Other increased by $3.6 million from the three months ended March 31, 2022 compared to the three months ended March 31, 2023. The increase included other income of $0.6 million and a $3.5 million gain on fair value adjustments related to held-for-trading marketable securities and contingent consideration, partially offset by a foreign exchange loss of $0.6 million due to fluctuations in the Canadian and U.S. dollar exchange rate.
Income Tax (Recovery) Expense

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
Income tax (recovery) expense	62,236	(8,038)	(70,274)	(113)%
Income tax expense decreased $70.3 million from the three months ended March 31, 2022 to the three months ended March 31, 2023. The decrease is primarily driven by current net earnings in the period and a change in effective income tax rates.
Liquidity and Capital Resources
As of March 31, 2023, we had $796.5 million of cash, cash equivalents and marketable securities, comprising $193.0 million in cash and cash equivalents and $603.5 million in marketable securities. The decrease of $90.0 million since December 31, 2022, was primarily from cash flow from operations with an increase in research and development activity and continued investment in the capacity and capabilities of AbCellera’s discovery and development engine in three months ended March 31, 2023.
We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year from 2018 to 2022. We intend to significantly invest in our business, and as a result may incur operating losses in future periods. We will continue to invest in research and development efforts towards expanding our capabilities and expertise along our discovery and development engine, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our future office headquarters, and related infrastructure, including execution of long-term office-lease arrangements. Based on our current business plan, we believe that our existing cash, cash equivalents, marketable securities, and anticipated cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of external funding over at least the next 36 months following the date of this report.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2023
Net cash provided by (used in):
Operating activities	$100,219	$(44,063)
Investing activities	(26,371)	(149,609)
Financing activities	(3,131)	(458)
Effect of exchange rate fluctuations on cash and cash equivalents	(204)	(213)
Net increase (decrease) in cash and cash equivalents	$70,513	$(194,343)
Operating activities
Net cash provided by (used in) operating activities decreased from $100.2 million provided by operations in the three months ended March 31, 2022 to $44.1 million used in operations in the three months ended March 31, 2023. The decrease in cash flows from operations is attributable to no royalty revenue and a reduction in royalty-related payments in the period, in addition to an increase in expenditures that reflect AbCellera’s investment in research and development activities and growth of the company.
Investing activities
Net cash used in investing activities increased from $26.4 million in the three months ended March 31, 2022 to $149.6 million in the three months ended March 31, 2023. Investing activities during the three months ended March 31, 2022 were primarily attributable to purchases of property and equipment and purchases of long-term investments. For the three months ended March 31, 2023, investing activities included the purchase of property and equipment, long-term investments, and marketable securities.
Financing activities
Net cash used in financing activities was $3.1 million for the three months ended March 31, 2022 due to the payment of an intangible asset obligation and contingent consideration payment, partly offset by proceeds from long-term debt and the exercise of options for common stock. Net cash used in financing activities was $0.5 million for the three months ended March 31, 2023 due to a contingent consideration payment, partly offset by proceeds from the exercise of options for common stock.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three months ended March 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2022. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On January 19, 2023, the Patent Trial & Appeals Board (“PTAB”) issued its Final Written Decision in the Inter Partes Review of U.S. Patent No. 10,087,408 (“the ’408 Patent”). See Berkeley Lights, Inc. v. Univ. of British Columbia, IPR2021-01250, US Pat. No. 10,087,408, Paper 38 (PTAB Jan. 19, 2023). In its Final Written Decision, the PTAB found against Defendant Berkeley Lights, Inc. and upheld the validity of all challenged claims of the ’408 Patent. The Company subsequently moved to lift the stay in view of the PTAB’s decision. Berkeley Lights opposed the motion. A decision on the Company’s motion to lift the stay is pending before the court.

In the pending matter Sabariah Schrader, Executrix of the Estate of John William Schrader et al. v. Carl Lars Genghis Hansen, et al., the Company recently filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless and frivolous in all respects and intends to defend itself appropriately.
There have been no material changes to legal proceedings as set forth in our annual report on Form 10-K for the period ended December 31, 2022.

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
We expect to continue investing in our business. We expect to experience fluctuations in revenue and expenses which makes it difficult to evaluate our business. We may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we may incur significant losses for the foreseeable future. We expect that our operating expenses will continue to increase significantly, including as we:
•invest in research and development activities to improve our discovery and development engine;
•market our solutions to new and existing partners;
•acquire businesses or technologies to support our business;
•attract, hire and retain qualified personnel;
•maintain, expand, enforce, protect and defend our intellectual property portfolio;
•prosecute and defend our ongoing and any future patent litigation;
•build our new GMP manufacturing facility;
•create additional infrastructure to support our operations, including expanding our sales and marketing organization;
•add operational, financial and management information systems and personnel to support our operations as a public company; and
•experience any delays or encounter issues with any of the above.
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
During the years ended December 31, 2020, 2021, and 2022, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, licensing revenue derived from use of the Trianni platform, research fees for research performed for our partners, and royalty payments on sales of bamlanivimab and bebtelovimab. In 2022, we continued to receive royalty payments primarily on sales of bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020, 2021, and 2022, these royalty payments related to our partnership with Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Therefore, royalty payments that we have received in recent periods are derived from a compound developed in a single partnership. In November 2022, the FDA announced bebtelovimab was no longer authorized for emergency use in any U.S. region and, as a result, we do not expect to generate significant revenue from royalties associated with Lilly’s sales of our COVID-19 antibodies. For the three months ended March 31, 2023, we did not generate any royalty revenues. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our discovery and development engine. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our discovery and development engine, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.
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
Our quarterly and annual operating results have fluctuated in the past and may fluctuate in the future, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the level of demand for our antibody discovery and development engine and solutions, which may vary significantly;
•royalty payments received from our partnership with Lilly upon sales of bamlanivimab or bebtelovimab, which may vary significantly and are dependent on obtaining emergency use authorization by the FDA;
•the timing and cost of, and level of investment in, research, development and commercialization activities relating to our discovery and development engine and technology, which may change from time to time;
•the start and completion of programs in which our discovery and development engine is utilized;
•the relative reliability and robustness of our discovery and development engine, including the data generation and computational tools within our discovery and development engine;
•the introduction of new technologies, platform features or software, by us or others in our industry;
•expenditures that we may incur to acquire, develop or commercialize additional technologies;
•expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with Berkeley Lights, and the outcome of this and any other future patent litigation we may be involved in;
•costs related to our civil litigation with the Estate of John Schrader, or Schrader, and the outcome of this and any other future civil litigations we may be involved in;
•the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;
•natural disasters, outbreaks of disease or public health crises, such as the ongoing COVID-19 pandemic;
•the timing and nature of any future acquisitions or strategic partnerships;
•future accounting pronouncements or changes in our accounting policies; and
•general social, political and economic conditions and other factors, including inflationary pressures and factors unrelated to our operating performance or the operating performance of our competitors.
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
In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:
•increase our sales and marketing efforts to drive market recognition of our discovery and development engine and address competitive developments;
•fund development and marketing efforts of our current and future programs;
•expand the capabilities of our discovery and development engine into adjacent therapeutic modalities, including vaccine development and cell therapy;
•acquire, license or invest in technologies;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our sales and marketing efforts;
•our rate of progress in selling access to our discovery and development engine and marketing activities associated therewith;
•our rate of progress in, and cost of research and development activities associated with, antibody discovery;
•the effect of competing technological and market developments;
•the continued impact of the ongoing COVID-19 pandemic on global social, political and economic conditions;
•the economic and geopolitical impact of the ongoing conflict in the Ukraine;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with Berkeley Lights, and the outcome of this and any other future patent litigation we may be involved in; and
•costs related to our civil litigation with Schrader, and the outcome of this and any other future civil litigations we may be involved in; and

•costs related to any domestic and international expansion.
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
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Moreover, there has been recent instability of the global banking system. Continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
We utilize our antibody discovery and development engine to identify antibodies for further development and potential commercialization by our partners. As a result, the quality and sophistication of our discovery and development engine is critical to our ability to conduct our research discovery activities and to deliver more promising molecules and to accelerate and lower the costs of discovery as compared to traditional methods for our partnerships. In particular, our business depends, among other things, on:
•our discovery and development engine’s ability to successfully identify therapeutic antibodies on the desired timeframes that can ultimately be used to prevent and treat diseases;
•our ability to execute on our strategy to enter into new partnerships with new or existing partners and establish a robust internal pipeline of antibody discovery programs;
•our ability to increase awareness of the capabilities of our technology and solutions;
•our partners’ and potential partners’ willingness to adopt new technologies;
•whether our discovery and development engine reliably provides advantages over legacy and other alternative technologies and is perceived by customers to be cost effective;

•the rate of adoption of our solutions by pharmaceutical companies, biotechnology companies of all sizes, government organizations and non-profit organizations and others;
•prices we charge for our data packages and the discoveries that we make;
•the relative reliability and robustness of our discovery and development engine;
•our ability to develop new solutions for partners;
•if competitors develop a platform that performs functional testing of cells at a greater throughput than us;
•the timing and scope of any approval that may be required by the FDA, or any other regulatory body for drugs that are developed based on antibodies discovered by us;
•the impact of our investments in innovation and commercial growth;
•negative publicity regarding our or our competitors’ technologies resulting from defects or errors; and
•our ability to further validate our technology through research and accompanying publications.
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
Our strategy focuses on the development of antibody-based drugs and improving the way these drugs are discovered and developed. Our strategy assumes a certain degree of capital and capacity growth development. Factors such as insufficient capital, inflation, supply chain interruptions, inadequate forecasting, increases in construction material costs, or labor shortages could interfere with the successful execution of our strategy and our ability to timely build infrastructure to satisfy capacity needs and support business growth. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. For additional discussion of our business strategy, please see the section entitled “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For example, royalty revenue for years ended December 31, 2020, 2021, and 2022, have come exclusively from our partnership with Lilly. Milestone payments and licensing revenue for the years ended December 31, 2020, 2021, and 2022, have come exclusively from our partnership with Lilly and use of the Trianni platform. Because a significant portion of our revenue in 2020, 2021, and 2022 was derived from sales of bamlanivimab and bebtelovimab, the reduction in sales of these compounds that we have experienced in recent periods have reduced or eliminated our royalty revenues attributed to sales of this compound. For example, for the three months ended March 31, 2023, we did not receive any royalty revenues from our partnership with Lilly. If these reductions are not offset by increases in other sources of revenue, our results of operations for future periods may be materially and adversely affected.
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
Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, there may not be successful development of any drug candidates with the antibodies that we discover, or we and our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized. For example, under our research agreement with Lilly, we are eligible to receive and have received payments upon the achievement of certain development milestones and are eligible to receive royalties resulting from sales of both COVID-19 and non-COVID-19 products that incorporate antibodies we discovered. While we have received milestone and royalty payments from this collaboration, there can be no assurance that we will receive additional milestone payments or any royalties in the future. For example, in November 2022, the FDA announced bebtelovimab is no longer authorized for emergency use in the U.S., and Lilly and its authorized distributors have paused commercial distribution until further notice by the FDA. Furthermore, there can be no assurance that Lilly will be successful in its further development of bebtelovimab.
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
We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in approximately 525 employees as of March 31, 2023. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.
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
We face significant competition in the life sciences technology market. Our technologies address antibody therapeutic discovery challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, and the sale of instruments and devices. Examples of technical competition at different steps of our discovery and development engine include:
•In the field of single-cell screening, companies that provide access to similar technologies such as Berkeley Lights, HiFiBio Inc., Ligand Pharmaceuticals Inc., and Sphere Fluidics Ltd.
•In antibody RepSeq, companies that provide access to similar technologies such as 10X Genomics Inc., Adaptive Biotechnologies Corp., Atreca Inc. and Distributed Bio Inc. (acquired by Charles River Laboratories in 2021)
•In bispecific antibody engineering, from companies that provide access to similar technologies such as Abbvie Inc., Genmab A/S, Merus N.V. and Zymeworks Inc.
•In discovery using genetically engineered rodents, companies that provide access to similar technologies such as Ablexis LLC, Crescendo Biologics Ltd., Harbour Antibodies BV, Kymab Ltd., Ligand Pharmaceuticals Inc., Alloy Therapeutics LLC, and RenBio Inc.
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
Our competitors and potential competitors may enjoy a number of competitive advantages over us. For example, these may include:
•longer operating histories;
•larger customer bases;
•greater brand recognition and market penetration;
•greater financial resources;
•greater technological and research and development resources;
•better system reliability and robustness;
•greater selling and marketing capabilities; and
•better established, larger scale and lower cost manufacturing capabilities.
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
The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA including personal health data, is subject to the EU General Data Protection Regulation (“EU GDPR”) and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million ((£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data (“third countries”), including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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
Our data packages are currently not subject to approval by the FDA. However, our business could in the future become subject to regulation by the FDA, or comparable international agencies. For example, in May 2020, we announced that we received a commitment from the Government of Canada under Innovation, Science and Economic Development’s, or ISED, Strategic Innovation Fund, or SIF, of up to CAD $175.6 million ($129.9 million as of March 31, 2023), the proceeds of which are being used to build a GMP facility in Vancouver, British Columbia, which will house our manufacturing and manufacturing support infrastructure. This facility, once completed, will become subject to various regulations, which could include regular inspections, certifications and audits. Such regulatory approval processes or clearances may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our data packages, could arise at any time, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our data packages or future products, if required.
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
We currently have operations in Canada, the United States, Australia and the United Kingdom and our business strategy incorporates future international expansion. Doing business internationally involves a number of risks including:
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, tariffs, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our distributors to obtain approvals to conduct our business in various countries;
•differing intellectual property rights;
•complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third party intellectual property claims;
•difficulties in staffing and managing foreign operations;
•logistics and regulations associated with shipping systems and parts and components for systems, consumables and reagent kits, as well as transportation delays;
•travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service partners;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our data packages, and exposure to foreign currency exchange rate fluctuations;
•international trade disputes that could result in tariffs and other protective measures;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the Canadian Corruption of Foreign Public Officials Act, or CFPOA, or U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.
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
In addition, several other non-critical components and materials that comprise our systems are currently manufactured by a single supplier or a limited number of suppliers. In many of these cases, we have not yet qualified alternate suppliers and rely upon purchase orders, rather than long-term supply agreements. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our systems unless and until new sources of supply are identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:
•interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
•a lack of long-term supply arrangements for key components with our suppliers;
•inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
•difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
•a modification or change in a manufacturing process or part that unknowingly or unintentionally negatively impacts the operation of our systems;
•production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
•delay in delivery due to our suppliers prioritizing other customer orders over ours;
•damage to our brand reputation caused by defective components produced by our suppliers;
•increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•fluctuation in delivery by our suppliers due to changes in demand from us or their other partners.
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
As of March 31, 2023, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, AbCellera Australia Pty. Ltd. (formerly Channel Bio), Celium, Trianni, the Trianni Mouse, and AbCellera Boston (formerly TetraGenetics Inc.) in the U.S., Canada, Australia and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
Moreover, disputes may arise with respect to our licensing or other upstream agreements, including:
•the scope of rights granted under the agreements and other interpretation-related issues;
•the extent to which our systems and consumables, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;
•we, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;
•we, or our current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;
•we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;

•we cannot ensure that we will be able to further commercialize our technology on a substantial scale, if approved, before the relevant patents that we own or license expire;
•we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our technology;
•we may not develop additional proprietary technologies that are patentable;
•the patents or intellectual property rights of others may harm our business; and
•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
In July 2020, we filed a complaint against Berkeley Lights, in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Berkeley Lights’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Berkeley Lights filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Berkeley to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court. The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Berkeley Lights filed a Petition for inter partes review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia. In July 2021, Berkeley Lights filed a second Petition for inter partes review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia. In August 2021, Berkeley Lights filed a third Petition for inter partes review of U.S. Patent No. 10,738,270 that we exclusively license from the University of British Columbia. In August 2021, the court stayed the patent litigation against Berkeley Lights in view of the Petitions for inter partes review filed by Berkeley Lights. In January 2022, the PTAB denied one petition and instituted one petition. In February 2022, the PTAB denied the final petition. Trial on the instituted petition occurred in November 2022. In January 2023, the PTAB issued its Final Written Decision with respect to our U.S. Patent No. 10,087,408 rejecting all of Berkeley Lights’ grounds of unpatentability and determining that none of the challenged claims are unpatentable. Because the three aforementioned inter partes review matters have been resolved, we have sought relief from the Court to lift the pending stay and resume our patent infringement action against Berkeley Lights.
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
Certain provisions of our articles and certain provisions under the BCBCA, together or separately, could discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares. These provisions include the establishment of a staggered board of directors, which divides the board into three groups, with directors in each group serving a three-year term. The existence of a staggered board can make it more difficult for shareholders to replace or remove incumbent members of our board of directors. As such, these provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors. Among other things, these provisions include the following:
•shareholders cannot amend our articles unless such amendment is approved by shareholders holding at least 66 2/3% of the shares entitled to vote on such approval;
•our board of directors may, without shareholder approval, issue preferred shares in one or more series having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and
•shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.
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
As a result of the ongoing COVID-19 pandemic, or similar pandemics and outbreaks, we have experienced and may continue to experience severe delays and disruptions, including, for example:
•interruption of or delays in receiving products and supplies from third parties;
•limitations on our business operations by local, state, provincial and/or federal governments that could impact our ability to sell our data packages;
•delays in negotiations with partners and potential partners;
•increases in facilities costs to comply with physical distancing guidance;
•business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, travel limitations, cyber-security and data accessibility, or communication or mass transit disruptions; and
•limitations on employee resources that would otherwise be focused on the conduct of our activities, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.
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
The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. Refer to Note 20 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.
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
The trading price of our common shares is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•the introduction of new technologies or enhancements to existing technology by us or others in our industry;
•our inability to establish additional collaborations;
•departures of key scientific or management personnel;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or antibody discovery in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common shares by us or our shareholders in the future;
•trading volume of our common shares;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or shareholder litigation;
•the impact of the ongoing COVID-19 pandemic on our business;

•general political and economic conditions, including those resulting from the conflict between Russia and Ukraine and the attendant sanctions; and
•other events or factors, many of which are beyond our control.
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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
The majority of our cash and cash equivalents are maintained in high credit quality and liquid held for trading marketable securities, bank accounts and term deposits at Canadian banking institutions. Cash and cash equivalent held in depository accounts may exceed the C$100,000 Canadian Deposit Insurance Corporation insurance limits. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in the first quarter of 2023, a number of financial institutions in the U.S. were placed into receivership by the Federal Deposit Insurance Corporation. Any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operational expenses or make other payments. Although we were not a depositor with any such financial institution placed into receivership, if the banking institutions that hold our deposits were to fail, we could lose all or a portion of those amounts held in excess of applicable insurance limitations. In such an event, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures.
In addition, if we were to borrow money in the future and if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected.
Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect our company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require the Company to maintain letters of credit or other credit support arrangements;
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

4.2	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________
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

AbCellera Biologics Inc.

Date: May 4, 2023	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)