Form 10-Q
period 2023-06-30
AbCellera Biologics Inc.
filed 2023-08-03
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 289,355,867 common shares, no par value per share, outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data)
(Unaudited)

	December 31, 2022	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$386,535	$179,747
Marketable securities	499,950	615,947
Total cash, cash equivalents, and marketable securities	886,485	795,694
Accounts and accrued receivable	38,593	45,678
Restricted cash	25,000	25,000
Other current assets	75,413	64,363
Total current assets	1,025,491	930,735
Long-term assets:
Property and equipment, net	217,255	259,640
Intangible assets, net	131,502	126,747
Goodwill	47,806	47,806
Investments in and loans to equity accounted investees	72,522	58,792
Other long-term assets	46,331	113,446
Total long-term assets	515,416	606,431
Total assets	$1,540,907	$1,537,166
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$33,150	$52,395
Contingent consideration payable	44,211	54,874
Accrued royalties payable	19,347	3,094
Deferred revenue	21,612	8,542
Total current liabilities	118,320	118,905
Long-term liabilities:
Operating lease liability	76,675	78,079
Deferred revenue	19,516	27,716
Deferred government contributions	40,801	76,354
Contingent consideration payable	16,054	5,774
Deferred tax liability	33,178	33,178
Other long-term liabilities	3,086	2,333
Total long-term liabilities	189,310	223,434
Total liabilities	307,630	342,339
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2022 and June 30, 2023: 286,851,595 and 289,189,469 shares issued and outstanding at December 31, 2022 and June 30, 2023, respectively	734,365	744,756
Additional paid-in capital	74,118	96,423
Accumulated other comprehensive (loss)	(1,391)	(1,899)
Accumulated earnings	426,185	355,547
Total shareholders' equity	1,233,277	1,194,827
Total liabilities and shareholders' equity	$1,540,907	$1,537,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Revenue:
Research fees	$12,538	$9,830	$21,871	$20,400
Licensing revenue	147	226	377	598
Milestone payments	-	-	-	1,250
Royalty revenue	33,232	-	340,249	-
Total revenue	45,917	10,056	362,497	22,248
Operating expenses:
Royalty fees	5,210	-	49,847	-
Research and development(1)	26,685	36,473	53,052	89,120
Sales and marketing(1)	3,120	3,841	5,490	7,612
General and administrative(1)	14,412	15,521	28,680	30,655
Depreciation and amortization	4,886	5,610	8,875	11,124
Total operating expenses	54,313	61,445	145,944	138,511
Income (loss) from operations	(8,396)	(51,389)	216,553	(116,263)
Other (income) expense
Interest (income)	(1,414)	(10,779)	(2,079)	(20,537)
Grants and incentives	(1,535)	(4,576)	(6,730)	(7,951)
Other	1,439	1,970	1,438	(1,624)
Total other (income)	(1,510)	(13,385)	(7,371)	(30,112)
Net earnings (loss) before income tax	(6,886)	(38,004)	223,924	(86,151)
Income tax (recovery) expense	(101)	(7,476)	62,136	(15,513)
Net earnings (loss)	$(6,785)	$(30,528)	$161,788	$(70,638)
Foreign currency translation adjustment	(211)	122	296	(508)
Comprehensive income (loss)	$(6,996)	$(30,406)	$162,084	$(71,146)

Net earnings (loss) per share attributable to common shareholders
Basic	$(0.02)	$(0.11)	$0.57	$(0.24)
Diluted	$(0.02)	$(0.11)	$0.52	$(0.24)
Weighted-average common shares outstanding
Basic	284,686,542	288,905,587	284,292,312	288,357,081
Diluted	284,686,542	288,905,587	313,361,183	288,357,081
The accompanying notes are an integral part of these condensed consolidated financial statements.
1Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,574,919	8,451	(7,962)	-	-	489
Stock-based compensation expense	-	-	15,474	-	-	15,474
Foreign currency translation adjustment	-	-	-	-	(630)	(630)
Net loss	-	-	-	(40,110)	-	(40,110)
Balances as of March 31, 2023	288,426,514	$742,816	$81,630	$386,075	$(2,021)	$1,208,500
Shares issued and restricted stock units ("RSUs") vested under stock option plan	762,955	1,940	(1,606)	-	-	334
Stock-based compensation expense	-	-	16,399	-	-	16,399
Foreign currency translation adjustment	-	-	-	-	122	122
Net loss	-	-	-	(30,528)	-	(30,528)
Balances as of June 30, 2023	289,189,469	$744,756	$96,423	$355,547	$(1,899)	$1,194,827

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,264,077	3,325	(2,922)	-	-	403
Share-based compensation expense	-	-	12,291	-	-	12,291
Foreign currency translation adjustment	-	-	-	-	507	507
Net earnings	-	-	-	168,573	-	168,573
Balances as of March 31, 2022	284,521,181	$725,755	$44,726	$436,239	$787	$1,207,507
Shares issued and restricted stock units ("RSUs") vested under stock option plan	531,121	1,070	(838)	-	-	232
Share-based compensation expense	-	-	12,113	-	-	12,113
Foreign currency translation adjustment	-	-	-	-	(211)	(211)
Net loss	-	-	-	(6,785)	-	(6,785)
Balances as of June 30, 2022	285,052,302	$726,825	$56,001	$429,454	$576	$1,212,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(Unaudited)

	Six months ended June 30,
	2022	2023
Cash flows from operating activities:
Net earnings (loss)	$161,788	$(70,638)
Cash flows from operating activities:
Depreciation of property and equipment	3,681	5,810
Amortization of intangible assets	5,213	5,314
Amortization of operating lease right-of-use assets	2,120	3,252
Stock-based compensation	24,404	31,873
Other	(298)	(4,429)
Changes in operating assets and liabilities:
Accounts and accrued research fees receivable	(6,963)	(24,269)
Accrued royalties receivable	106,583	9,260
Income taxes payable	52,251	22,884
Accounts payable and accrued liabilities	(1,882)	(2,827)
Deferred revenue	(2,979)	(4,870)
Accrued royalties payable	28,049	(16,253)
Deferred grant income	5,406	25,566
Other assets	(4,139)	(4,833)
Net cash provided by (used in) operating activities	373,234	(24,160)
Cash flows from investing activities:
Purchases of property and equipment	(45,817)	(42,185)
Purchase of marketable securities	(134,306)	(528,891)
Proceeds from marketable securities	145,808	422,814
Receipt of grant funding	8,098	7,693
Long-term investments and other assets	(11,657)	(36,757)
Investment in and loans to equity accounted investees	(15,694)	(6,673)
Net cash used in investing activities	(53,568)	(183,999)
Cash flows from financing activities:
Payment of liability for in-licensing agreement and contingent consideration	(4,133)	(677)
Proceeds (repayment) from long-term debt and exercise of stock options	2,175	638
Net cash used in financing activities	(1,958)	(39)
Effect of exchange rate changes on cash and cash equivalents	(1,411)	584
Increase (decrease) in cash and cash equivalents	316,297	(207,614)
Cash and cash equivalents and restricted cash, beginning of period	501,142	414,651
Cash and cash equivalents and restricted cash, end of period	$817,439	$207,037
Restricted cash included in other assets	1,824	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$815,615	$204,747
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	2,146	11,718
Right-of-use assets obtained in exchange for operating lease obligation	796	2,945
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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the year-end condensed consolidated financial statement data was derived from audited financial statements and these financial statements do not include all the information and footnotes required for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2022.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022, except for the new accounting guidance adopted during the period (Note 13).
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
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or no material impact is expected in the condensed consolidated financial statements as a result of future adoption.

4. Net earnings (loss) per share
Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Basic earnings (loss) per share
Net earnings (loss) attributable to common shareholders - basic	$(6,785)	$(30,528)	$161,788	$(70,638)
Weighted-average common shares outstanding - basic	284,686,542	288,905,587	284,292,312	288,357,081
Net earnings (loss) per share attributable to common shareholders - basic	$(0.02)	$(0.11)	$0.57	$(0.24)

Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$(6,785)	$(30,528)	$161,788	$(70,638)
Weighted-average common shares outstanding - basic	284,686,542	288,905,587	284,292,312	288,357,081
Stock options and RSUs	-	-	29,068,871	-
Weighted-average common shares outstanding - diluted	284,686,542	288,905,587	313,361,183	288,357,081
Net earnings (loss) per share attributable to common shareholders - diluted	$(0.02)	$(0.11)	$0.52	$(0.24)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2022, and the three and six months ended June 30, 2023 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended June 30, 2022 and the three and six months ended June 30, 2023 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.
The Company excluded 48,678,673 and 11,937,411 potential common shares for the three and six months ended June 30, 2022, and 50,707,389 and 50,775,907 potential common shares for the three and six months ended June 30, 2023, from the computation of diluted net earnings (loss) per share attributable to common shareholders because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2022	June 30, 2023
Computers	$8,303	$8,582
Land	53,405	53,405
Building	11,361	26,523
Laboratory equipment	41,256	58,216
Leasehold improvements	40,567	56,589
Operating lease right-of-use assets	80,838	80,532
Property and equipment	235,730	283,847
Less accumulated depreciation	(18,475)	(24,207)
Property and equipment, net	$217,255	$259,640

As of December 31, 2022 and June 30, 2023, property and equipment includes leasehold improvements and construction in progress in the amount of $25.6 million and $56.4 million, respectively, and construction deposits of nil and $10.5 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three and six months ended June 30, 2022 was $2.3 million and $3.7 million, respectively, and $3.0 million and $5.8 million for the three and six months ended June 30, 2023, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	June 30, 2023
	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$21,856	$16,577
Technology	52,700	6,540	46,160
IPR&D	64,010	-	64,010
	$155,143	$28,396	$126,747
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended June 30:

Amortization Expense
2024	$9,059
2025	4,297
2026	4,297
2027	4,297
2028	4,297
$26,247
7. Investments in and loans to equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. To date, the Company has recorded immaterial amounts of proportionate income or loss with respect to either venture.

Dayhu JV

During 2020, the Company entered into a joint venture with Dayhu ("Dayhu JV"). As of June 30, 2023, the equity investment balance was $41.1 million.

In March, 2021, the Company made a commitment of up to CAD $82.7 million ($62.5 million at June 30, 2023) to the Dayhu JV (Dayhu JV Loan) to fund the construction at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement.
The loan is secured by the underlying land and future assets of the Dayhu JV. At December 31, 2022, and June 30, 2023, the outstanding related party loan balance was $38.1 million and nil, respectively, to the Dayhu JV and is included in investment in and loans to equity accounted investees.

In July 2022, the Company entered into an agreement of up to CAD $46.0 million ($34.7 million at June 30, 2023) with Dayhu (New Dayhu Loan) to replace Dayhu’s portion of the outstanding Dayhu JV Loan balance as at January 1, 2023, at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement. The agreement has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the Dayhu JV. In January 2023, the Company issued CAD $46.0 million ($34.7 million at June 30, 2023) to Dayhu from the New Dayhu loan, which was used to repay, in part, Dayhu’s 50% portion of the Dayhu JV Loan. At June 30, 2023, the loan balance was $34.7 million and is included in other long-term assets.
Beedie JV
In March, 2021, the Company entered into the Beedie joint venture ("Beedie JV"). As of June 30, 2023, the equity investment balance was $17.7 million.

In June 2022, the Company made a commitment to our partner Beedie for a land loan of up to CAD $7.5 million ($5.7 million at June 30, 2023) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement of the construction loan and five years from the initial advancement of the land loan, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the Beedie JV. The loan receivable balance, which was solely related to the land loan to date, was CAD $7.5 million ($5.7 million as at June 30, 2023) and is included in other long-term assets.
8. Other assets and liabilities
Other assets

	December 31, 2022	June 30, 2023
Tax deposits and receivables	$64,817	$40,555
Prepaid expenses and other	9,064	22,361
Materials and supplies	1,532	1,447
Total other current assets	$75,413	$64,363
In addition to the JV loans and non-marketable securities disclosed in Note 7 and Note 11, respectively, taxes receivable included within other long-term assets were nil and $17.4 million of as of December 31, 2022 and June 30, 2023, respectively.
Current accounts payable and other liabilities

	December 31, 2022	June 30, 2023
Accounts payable and accrued liabilities	$14,780	$21,025
Current portion of operating lease liability	5,583	5,953
Payroll liabilities	6,454	3,859
Current portion of deferred government contributions	6,285	6,521
Income taxes payable	48	15,037
Total current accounts payable and other liabilities	$33,150	$52,395

9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	33,694,150	$0.90
Granted	-	-
Exercised	(1,746,480)	0.46
Forfeited	(2,000)	1.17
Outstanding as of June 30, 2023	31,945,670	$0.92
Options exercisable as of June 30, 2023	24,845,004	$0.75
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	12,322,933	$14.81
Granted	2,028,710	9.89
Exercised	-	-
Forfeited	(180,295)	14.06
Outstanding as of June 30, 2023	14,171,348	$14.11
Options exercisable as of June 30, 2023	3,446,208	$17.09
The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,946,985	$13.71
Granted	1,337,818	9.88
Vested and settled	(591,394)	14.15
Forfeited	(103,038)	13.83
Outstanding as of June 30, 2023	4,590,371	$12.54
As of June 30, 2023, the number of shares available for issuance under the 2020 Plan was 32,591,154, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation expense was classified in the condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Research and development	$6,264	$8,078	$12,201	$15,574
Sales and marketing	475	1,329	1,469	2,600
General and administrative	5,374	6,992	10,734	13,699
	$12,113	$16,399	$24,404	$31,873

10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of income (loss) and comprehensive income (loss). Deferred revenue outstanding in each respective period is as follows:

	December 31, 2021	June 30, 2022	December 31, 2022	June 30, 2023
Deferred revenue	$34,954	$32,004	$41,128	$36,258
During the three and six months ended June 30, 2022 and 2023, the Company recognized $6.3 million and $7.7 million, respectively, and $4.0 million and $8.1 million respectively, of revenue that had been included in deferred revenue as of December 31, 2021 and December 31, 2022, respectively.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, loans to equity accounted investees, accounts payable and payroll liabilities, royalties payable, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and payroll liabilities, royalties payable, loans receivable, and loans to equity accounted investees approximate their fair values, and primarily classified as level 2. At June 30, 2023, the Company also held non-marketable securities included in other long term assets of $32.3 million (December 31, 2022 - $18.5 million).
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
The following table presents the changes in fair value of the liability for contingent consideration:

Three Months Ended June 30, 2023	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$20,903	$1,068	$21,971
TetraGenetics (ii)	$37,706	$971	$38,677

Six months ended June 30, 2023	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$23,505	$(1,534)	$21,971
TetraGenetics (ii)	$36,760	$1,917	$38,677
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at June 30, 2023:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$153,373	$-	$-	$153,373
Certificate of deposit	-	260,564	-	260,564
Commercial paper	-	68,045	-	68,045
Corporate bonds	-	110,494	-	110,494
Asset backed securities	-	23,471	-	23,471
	$153,373	$462,574	$-	$615,947
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three and six months ended June 30, 2022 $5.2 million and $49.8 million was expensed related to such obligation, respectively, and during the three and six months ended June 30, 2023, no amounts were expensed related to such obligations. As of December 31, 2022 and June 30, 2023, $19.3 million and $3.1 million was included in current liabilities.
13. Government contributions
In 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($132.6 million as of June 30, 2023), collectively "Government Contribution 1" which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats.
In May of 2023, the Company entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia, collectively "Government Contribution 2." These investments are intended to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research.

Government Contribution 1

Since inception, the Company incurred $96.3 million in expenditures in respect of the Canadian government's Strategic Innovation Fund (SIF), of which $46.1 million and $50.2 million relate to phase 1 and 2, respectively. Spending under phase 1 of the agreement and such amounts are non-repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of June 30, 2023, no amounts have been accrued related to the repayment terms.
Government Contribution 2

The Government of Canada has committed up to CAD $225.0 million ($169.9 million as of June 30, 2023) of which CAD $56.2 million ($42.4 million as of June 30, 2023) is non-repayable, CAD $78.8 million ($59.5 million as of June 30, 2023) is repayable and CAD $90.0 million ($68.0 million as of June 30, 2023) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable and conditionally repayable amounts are treated as repayable, and are included in deferred government contributions. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. Receipt of funds is dependent upon the Company’s co-investment expenditures over the term of the agreement. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. The Company considered the contractual terms of the repayable portion of a below-market rate government contribution, and determined that the interest rate is affected by legal restrictions prescribed by a governmental agency. Therefore, the Company will not impute interest on the repayable portion of the government contribution, and it is to be measured equal to the proceeds received.

For the quarter ended June 30, 2023, the Company has claimed $13.6 million under the federal funding, of which $10.2 million is repayable, and included in deferred government contributions on the consolidated balance sheet. The remainder is non-repayable and relates to research and development expenditures of $0.8 million which is reflected in other income, and capital asset expenditures of $2.6 million which is included in deferred government contributions and amortized into other income over the average asset life of 8.5 years. At June 30, 2023, $0.1 million is included in accounts payable and other liabilities, and $2.5 million is included in deferred government contributions on the consolidated balance sheet.

The Government of British Columbia has committed up to CAD $75.0 million ($56.6 million as of June 30, 2023) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($28.3 million as of June 30, 2023) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($28.3 million as of June 30, 2023) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. The CAD $75.0 million ($56.6 million as of June 30, 2023) is repayable starting in 2032, over up to fifteen years, up to a maximum of CAD $64.0 million ($48.3 million as of June 30, 2023) based on a percentage rate of the Company’s revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last repayment, unless earlier terminated, conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of June 30, 2023, no amounts have been accrued related to the repayment terms.

For the quarter ended June 30, 2023, the Company has claimed $10.1 million under the provincial funding related to capital asset expenditures which is included in deferred government contributions and amortized into other income over the average asset life of 8.5 years. At June 30, 2023, $0.2 million is included in accounts payable and other liabilities, and $9.9 million included in deferred government contributions on the consolidated balance sheet.

The Company has agreed to certain financial and non-financial covenants and other obligations, including cross default provisions associated with other Canadian funding, and restrictive covenants on dividend payments or other shareholder distributions that would prevent the Company in satisfying its obligations under the arrangement. Other obligations in relation to the project include the maintenance of certain gross capital expenditures in Canada, certain research and development expenditures in Canada, and the achievement of certain headcount requirements in Canada. In addition, the Company has granted notice and consent rights to the counterparties upon certain events related to a change in control (as defined in the agreements) of the Company.

Pursuant to the agreements, certain customary events of default, such as the Company’s breach of its covenants and obligations under the respective agreements, its insolvency, winding up or dissolution, and other similar events, may permit the Governments of Canada and British Columbia to declare an event of default under the respective agreements. Upon an event of default, subject to applicable cure, the Governments of Canada and British Columbia may exercise a number of remedies, including suspending or terminating funding under the respective agreements, demanding repayment of funding previously received and/or terminating the respective agreements. This funding and its associated conditional repayments are not secured by any of AbCellera’s assets or that of the project.

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
•our ability to provide our partners with a full solution from target identification to investigational new drug, or IND, application submission;
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
•attract, hire and retain qualified personnel; and
•continue to establish, protect and defend our intellectual property and patent portfolio, including our ongoing litigation.

To date, we have financed our operations primarily from revenue from our antibody discovery partnerships in the form of royalty revenue, government funding from grants, and from the issuance and sale of convertible preferred shares and notes, and common shares. Additionally, we have twice secured significant government co-investments in the form of non-dilutive capital.

We have grown the number of programs that we have under contract with our partners, as illustrated by the following chart. In the second quarter of 2023, we had 5 partnered program starts and had a cumulative total of 177 discovery programs that are either completed, in progress or under contract with 41 partners as of June 30, 2023.

Results of operations
The following table summarizes our key operating results for the three and six months ended June 30, 2022 and June 30, 2023. All figures are in U.S. dollars and amounts are expressed in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue:
Research fees	$12,538	$9,830	$21,871	$20,400
Licensing revenue	147	226	377	598
Milestone payments	-	-	-	1,250
Royalty revenue	33,232	-	340,249	-
Total revenue	45,917	10,056	362,497	22,248

Operating expenses:
Royalty fees	5,210	-	49,847	-
Research and development(1)	26,685	36,473	53,052	89,120
Other operating expenses	22,418	24,972	43,045	49,391
Total operating expenses	54,313	61,445	145,944	138,511
Income (loss) from operations	(8,396)	(51,389)	216,553	(116,263)
Total other (income)	(1,510)	(13,385)	(7,371)	(30,112)
Net earnings (loss) before income tax	(6,886)	(38,004)	223,924	(86,151)
Net earnings (loss)	$(6,785)	$(30,528)	$161,788	$(70,638)

Net earnings (loss) per share attributable to common shareholders
Basic	$(0.02)	$(0.11)	$0.57	$(0.24)
Diluted	$(0.02)	$(0.11)	$0.52	$(0.24)
____________________________________
(1)Exclusive of depreciation and amortization

Operating expenses include stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Research and development	$6,264	$8,078	$12,201	$15,574
Sales and marketing	475	1,329	1,469	2,600
General and administrative	5,374	6,992	10,734	13,699
	$12,113	$16,399	$24,404	$31,873
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
•Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of June 30, 2023, we had 177 discovery programs that are either completed, in progress or under contract with 41 partners. We are building our business development team across the major biotechnology geographic hubs to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our discovery and development engine. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our discovery differentiation.
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

Cumulative Metrics	June 30, 2022	June 30, 2023	Change %
Number of discovery partners	38	41	8%
Programs under contract	164	177	8%
Partnered program starts	88	106	20%
Molecules in the clinic	6	9	50%

The table below outlines the details of molecules in the clinic as of June 30, 2023:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera Pre-partnered Program - Partnered
Bebtelovimab (LY-CoV1404)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera Pre-partnered Program - Partnered
TAK-920/DNL919	Phase 1	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera Partner-initiated Discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera Partner-initiated Discovery
Undisclosed	Phase 1	Undisclosed	Undisclosed	Trianni license
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	IND/CTA authorized	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	AbCellera Partner-initiated Discovery
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
Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to June 30, 2023:

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
* Effective date of agreement

Results of Operations
Comparison of the three and six months ended June 30, 2022 and June 30, 2023:
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Revenue:
Research fees	$12,538	$9,830	$(2,708)	(22)%	$21,871	$20,400	$(1,471)	(7)%
Licensing revenue	147	226	79	54%	377	598	221	59%
Milestone payments	-	-	-	100%	-	1,250	1,250	100%
Royalty revenue	33,232	-	(33,232)	(100)%	340,249	-	(340,249)	(100)%
Total revenue	$45,917	$10,056	$(35,861)	(78)%	$362,497	$22,248	$(340,249)	(94)%

Revenue decreased by $35.9 million from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. The decrease was driven primarily by the absence of royalty revenue recognized in the period since the U.S. Food and Drug Administration (FDA) announced that bebtelovimab is no longer authorized for emergency use in any U.S. region in the fourth quarter of 2022. The decrease in research fees was attributable to the timing and progress of our research and development efforts and no new milestones were reached within the quarter.
Revenue decreased by $340.2 million from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. The decrease was driven primarily by the absence of royalty revenue recognized in the period since the FDA announced that bebtelovimab is no longer authorized for emergency use in any U.S. region in the fourth quarter of 2022. Research fees decreased by $1.5 million due to the timing and progress of our research and development efforts. The $1.3 million increase in milestone payments relates to milestone achievements in the first quarter of 2023.
Operating Expenses
Royalty Fees

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Royalty fees	5,210	-	(5,210)	(100)%	49,847	-	(49,847)	(100)%
Royalty fees for the three and six months ended June 30, 2022 were $5.2 million and $49.8 million, respectively, and no royalty fees were recognized in the three and six months ended June 30, 2023. Royalty fees were attributable to the royalty revenues received by the Company from sales of bamlanivimab and bebtelovimab by Eli Lilly and Company ("Lilly") due to AbCellera’s collaborations in pandemic response.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Research and development	26,685	36,473	9,788	37%	53,052	89,120	36,068	68%
Research and development expenses increased by $9.8 million, or 37%, from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and pre-partnered programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. The increase includes a $5.3 million increase in compensation-related expenses consistent with the increase in headcount and a $4.4 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.

Research and development expenses increased by $36.1 million, or 68%, from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and pre-partnered programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. Approximately $20.0 million of the increase is related to a specific one time investment in co-development and pre-partnered programs in the first quarter of 2023. The remaining increase includes a $7.2 million increase in compensation-related expenses consistent with the increase in headcount and a $8.8 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Sales and marketing	3,120	3,841	721	23%	5,490	7,612	2,122	39%
Sales and marketing expenses increased by $0.7 million, or 23%, from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. The increase was attributable to business development activity, consulting fees, and compensation costs of $0.7 million.
Sales and marketing expenses increased by $2.1 million, or 39%, from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. The increase was attributable to business development activity, consulting fees, and compensation costs of $2.1 million.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
General and administrative	14,412	15,521	1,109	8%	28,680	30,655	1,975	7%
General and administrative expenses increased by $1.1 million, or 8%, from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. An increase of $1.7 million in compensation-related costs driven by the increase in headcount was partially offset by a decrease in legal and consulting fees of $0.6 million.
General and administrative expenses increased by $2.0 million, or 7%, from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. $1.8 million of the increase in general and administrative expense is compensation-related and driven by the increase in headcount. The remaining increase in software, licensing, and facility expenses incurred to support the growth of the Company was offset by a decrease in legal and consulting fees.
Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Depreciation and amortization	4,886	5,610	724	15%	8,875	11,124	2,249	25%
Depreciation and amortization expenses increased by $0.7 million, or 15%, from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. Depreciation expense increased by $0.7 million due to the depreciation of equipment and facilities related to capital equipment purchases.
Depreciation and amortization expenses increased by $2.2 million, or 25%, from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. Depreciation expense increased by $2.2 million due to the depreciation of equipment and facilities related to capital equipment purchases.

Interest (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Interest (income)	(1,414)	(10,779)	(9,365)	662%	(2,079)	(20,537)	(18,458)	888%
Interest income increased by $9.4 million, or 662%, from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. The increase was primarily driven by an increase in interest rates on our cash and cash equivalents and marketable securities balances in the quarter ended June 30, 2023, compared to the period ended June 30, 2022.
Interest income increased by $18.5 million, or 888%, from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. The increase was primarily driven by an increase in interest rates on our cash and cash equivalents and marketable securities balances in the quarter ended June 30, 2023, compared to the period ended June 30, 2022.

Grants and Incentives (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Grants and incentives	(1,535)	(4,576)	(3,041)	198%	(6,730)	(7,951)	(1,221)	18%
Grants and incentives increased by $3.0 million, or 198%, from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. This increase was primarily driven by activity relating to research and development expenditures that are eligible for the SIF project for the period.
Grants and incentives increased by $1.2 million, or 18%, from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. The increase was primarily driven by activity relating to research and development expenditures that are eligible for the SIF project for the period.
Other (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Other	1,439	1,970	531	37%	1,438	(1,624)	(3,062)	(213)%
Other increased by $0.5 million from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. The increase included a $1.3 million loss on fair value adjustments related to held-for-trading marketable securities and contingent consideration, and a foreign exchange gain of $0.8 million due to fluctuations in the Canadian and U.S. dollar exchange rate.
Other decreased by $3.1 million from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. The decrease included other income of $0.5 million, a $2.3 million gain on fair value adjustments related to held-for-trading marketable securities and contingent consideration, and a foreign exchange gain of $0.2 million due to fluctuations in the Canadian and U.S. dollar exchange rate.
Income Tax (Recovery) Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Income tax (recovery) expense	(101)	(7,476)	(7,375)	7302%	62,136	(15,513)	(77,649)	(125)%

Income tax recovery increased by $7.4 million from the three months ended June 30, 2022 compared to the three months ended June 30, 2023. The increase was driven by the current net loss in the period and a change in effective income tax rates.
Income tax expense decreased by $77.6 million from the six months ended June 30, 2022 compared to the six months ended June 30, 2023. The decrease was driven by a decrease in current net earnings in the period and a change in effective income tax rates.
Liquidity and Capital Resources
As of June 30, 2023, we had $795.7 million of cash, cash equivalents and marketable securities, comprising $179.7 million in cash and cash equivalents and $615.9 million in marketable securities. The decrease of $90.8 million since December 31, 2022, was primarily from cash flow from operations with an increase in research and development activity and continued investment in the capacity and capabilities of AbCellera’s discovery and development engine in six months ended June 30, 2023.
We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year from 2018 to 2022. We intend to significantly invest in our business, and as a result may incur operating losses in future periods. We will continue to invest in research and development efforts towards expanding our capabilities and expertise along our discovery and development engine, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our future office headquarters, and related infrastructure, including execution of long-term office-lease arrangements. Based on our current business plan, we believe that our existing cash, cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of external funding over at least the next 36 months following the date of this report.
Government of Canada and Government of British Columbia Contributions

In May 2023, we entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia. Under the agreements, up to $169.9 million ($225.0 million CAD) and $56.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. See Note 13 to our condensed consolidated financial statements for further information related to the government contributions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2023
Net cash provided by (used in):
Operating activities	$373,234	$(24,160)
Investing activities	(53,568)	(183,999)
Financing activities	(1,958)	(39)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,411)	584
Net increase (decrease) in cash and cash equivalents	$316,297	$(207,614)
Operating activities
Net cash provided by operating activities decreased from $373.2 million provided by operations in the six months ended June 30, 2022 to $24.2 million used in operations in the six months ended June 30, 2023. The decrease in cash flows from operations is attributable to no royalty revenue and a reduction in royalty-related payments in the period, in addition to an increase in expenditures that reflect AbCellera’s investment in research and development activities and growth of the company.

Investing activities
Net cash used in investing activities increased from $53.6 million in the six months ended June 30, 2022 to $184.0 million in the six months ended June 30, 2023. Investing activities during the six months ended June 30, 2022 were primarily attributable to purchases of property and equipment and purchases of long-term investments. For the six months ended June 30, 2023, investing activities included the purchase of property and equipment, long-term investments, and marketable securities.
Financing activities
Net cash used in financing activities was $2.0 million for the six months ended June 30, 2022 due to the payment of an intangible asset obligation and contingent consideration payment, partly offset by proceeds from long-term debt and the exercise of options for common stock. Net cash used in financing activities was $0.7 million for the six months ended June 30, 2023 due to a contingent consideration payment, partly offset by proceeds from the exercise of options for common stock.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three months ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2022. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On January 19, 2023, the Patent Trial & Appeals Board (“PTAB”) issued its Final Written Decision in the Inter Partes Review of U.S. Patent No. 10,087,408 (“the ’408 Patent”). See Berkeley Lights, Inc. v. Univ. of British Columbia, IPR2021-01250, US Pat. No. 10,087,408, Paper 38 (PTAB Jan. 19, 2023). In its Final Written Decision, the PTAB found against Defendant Berkeley Lights, Inc. and upheld the validity of all challenged claims of the ’408 Patent. The Company subsequently moved to lift the stay in view of the PTAB’s decision. Berkeley Lights opposed the motion. In July 2023, the PTAB issued a written opinion denying Berkeley Lights’ request for rehearing of its prior written decision.

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

During the years ended December 31, 2020, 2021, and 2022, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, licensing revenue derived from use of the Trianni platform, research fees for research performed for our partners, and royalty payments on sales of bamlanivimab and bebtelovimab. In 2022, we continued to receive royalty payments primarily on sales of bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020, 2021, and 2022, these royalty payments related to our partnership with Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Therefore, royalty payments that we have received in recent periods are derived from a compound developed in a single partnership. In November 2022, the FDA announced that bebtelovimab was no longer authorized for emergency use in any U.S. region and, as a result, we do not expect to generate significant revenue from royalties associated with Lilly’s sales of our COVID-19 antibodies. For the six months ended June 30, 2023, we did not generate any royalty revenues. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our discovery and development engine. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our discovery and development engine, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.
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
•natural disasters, outbreaks of disease or public health crises, such as the COVID-19 pandemic;
•the timing and nature of any future acquisitions or strategic partnerships;
•future accounting pronouncements or changes in our accounting policies; and
•general social, political and economic conditions and other factors, including inflationary pressures and factors unrelated to our operating performance or the operating performance of our competitors.
For example, 2020 was the first year in which we received payments from a partner beyond upfront fees. The antibody, bamlanivimab developed by Lilly, has undergone clinical testing and has received emergency use authorization, or EUA, from the FDA, and we have received associated milestone payments and royalties on net sales in 2020, 2021, and 2022. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate through clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had three AbCellera discovery programs and three Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive marketing approval. There is no guarantee that we will continue to generate the levels of revenue, particularly milestone and royalty revenues, from our partnerships as we have experienced in recent periods. In addition, we have only recently begun to generate licensing revenue from our Trianni humanized rodent platform. There can be no assurance that we will continue to generate or expand our licensing revenue from this product offering in future periods.
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
Based on our current business plan, we believe our existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery and development engine, or the realization of other risks described in this annual report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. Such additional financing may not be available on terms acceptable to us or at all.
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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For example, royalty revenue for years ended December 31, 2020, 2021, and 2022, have come exclusively from our partnership with Lilly. Milestone payments and licensing revenue for the years ended December 31, 2020, 2021, and 2022, have come exclusively from our partnership with Lilly and use of the Trianni platform. Because a significant portion of our revenue in 2020, 2021, and 2022 was derived from sales of bamlanivimab and bebtelovimab, the reduction in sales of these compounds that we have experienced in recent periods have reduced or eliminated our royalty revenues attributed to sales of this compound. For example, for the six months ended June 30, 2023, we did not receive any royalty revenues from our partnership with Lilly. If these reductions are not offset by increases in other sources of revenue, our results of operations for future periods may be materially and adversely affected.
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
We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in approximately 590 employees as of June 30, 2023. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.
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
We have experienced significant growth in the number of programs under contract in recent periods for which we are conducting research discovery activities. As we secure additional programs under contract and as our partners initiate discovery programs, our operational capacity to execute such research activities may become strained. We are also planning to devote significant resources to vertical integration into our discovery and development engine. As a result, our strategy requires us to successfully scale our teams and facilities to meet future demand for our solutions. Our ability to grow our capacity will depend on our ability to expand our workforce and our facilities and increase efficiency through automation and software solutions. We may also need to purchase additional equipment, some of which can take several months or more to procure and set up. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities or process enhancements will be successfully implemented and in a timely manner. For example, we are currently expanding our facilities in Vancouver, British Columbia and internationally. Such facilities require purpose-built buildings often with rezoning requirements. Such projects are typically long in duration and subject to delays. Failure to manage this growth could result in delays, higher costs, declining quality, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our data packages and could damage our reputation and the prospects for our business.
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
To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses (“SCCs”)) must be implemented in compliance with

European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based (“Transfer Impact Assessment”). On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum (“IDTA”), which enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. We will be required to implement these new safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data. On July 10, 2023, the European Commission adopted an adequacy decision for the new EU-US Data Privacy Framework (“DPF”), the new transatlantic framework designed to support transfers of personal data from the EU to companies in the US that self-certify compliance with the DPF’s privacy requirements, without having to implement additional safeguards. The DPF replaces the Privacy Shield, which was invalidated by the European Court of Justice in July 2020. As with the previous two transatlantic frameworks, it remains to be seen whether the DPF will withstand review by the European courts.
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
Our business is subject to government regulation and the regulatory approval and maintenance process may be expensive, time-consuming and uncertain both in timing and in outcome, and certain agreements to which we are a party contain covenants and other obligations that constrain our business activities.
Our data packages are currently not subject to approval by the FDA. However, our business could in the future become subject to regulation by the FDA, or comparable international agencies. For example, in May 2020, we announced that we received a commitment from the Government of Canada under Innovation, Science and Economic Development’s, or ISED, Strategic Innovation Fund, or SIF, of up to CAD $175.6 million ($132.6 million as of June 30, 2023), the proceeds of which are being used to build a GMP facility in Vancouver, British Columbia, which will house our manufacturing and manufacturing support infrastructure. This facility, once completed, will become subject to various regulations, which could include regular inspections, certifications and audits. Further, in May 2023, we entered into multi-year contribution agreements where up to $169.9 million ($225.0 million CAD) and $56.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. Such regulatory approval processes or clearances may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our data packages, could arise at any time, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our data packages or future products, if required.

Our agreements with the Government of Canada and Government of British Columbia includes certain financial and non-financial covenants and other obligations in relation to the project, including restrictions on dividend payments that would prevent the Company from satisfying the obligations under the agreements, the maintenance of certain gross capital expenditures in Canada, certain research and development expenditures in Canada, and the achievement of certain headcount requirements in Canada. In addition, the Company has agreed to notice and consent rights to the counterparties upon certain events related to a change in control of the Company. Breach of the covenants and obligations under the respective agreements with the Government of Canada and British Columbia, subject to applicable cure, may result in suspending, or terminating funding under the respective agreements, demanding repayment of funding previously received and/or terminating the respective agreements, reputational damages that could impact future government relationships, and have adverse consequences on our business.
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
As of June 30, 2023, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, AbCellera Australia Pty. Ltd. (formerly Channel Bio), Celium, Trianni, the Trianni Mouse, and AbCellera Boston (formerly TetraGenetics Inc.) in the U.S., Canada, Australia and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
In July 2020, we filed a complaint against Berkeley Lights, in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Berkeley Lights’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Berkeley Lights in the United States District Court for the District of Delaware, alleging that Berkeley Lights infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Berkeley Lights filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Berkeley to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court. The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Berkeley Lights filed a Petition for inter partes review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia. In July 2021, Berkeley Lights filed a second Petition for inter partes review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia. In August 2021, Berkeley Lights filed a third Petition for inter partes review of U.S. Patent No. 10,738,270 that we exclusively license from the University of British Columbia. In August 2021, the court stayed the patent litigation against Berkeley Lights in view of the Petitions for inter partes review filed by Berkeley Lights. In January 2022, the PTAB denied one petition and instituted one petition. In February 2022, the PTAB denied the final petition. Trial on the instituted petition occurred in November 2022. In January 2023, the PTAB issued its Final Written Decision with respect to our U.S. Patent No. 10,087,408 rejecting all of Berkeley Lights’ grounds of unpatentability and determining that none of the challenged claims are unpatentable. In July 2023, the PTAB issued a written opinion denying Berkeley Lights’ request for rehearing of its prior written decision. Because the three aforementioned inter partes review matters have been resolved, we have sought relief from the Court to lift the pending stay and resume our patent infringement action against Berkeley Lights.
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
We expect that significant additional capital will be needed in the future to continue our planned operations, including expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common shares.
Pursuant to our incentive plan, our management is authorized to grant equity incentive awards to our employees, directors and consultants.
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
We currently anticipate that we will retain future earnings for the development, operation, expansion and continued investment into our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common shares. For example, our multi-year contribution agreements with the Government of Canada and the Government of British Columbia that we entered into in May 2023 contain restrictions on our ability to declare and pay dividends. Any return to shareholders will therefore be limited to the appreciation of their common shares, which may never occur.
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
The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1*†
Contribution Agreement between the Registrant and his Majesty the King in right of the Province of British Columbia, as represented by the Ministry of Jobs, Economic Development and Innovation, dated May 23, 2023.

10.2*†	Strategic Innovation Fund Agreement between the Registrant and his Majesty the King in right of Canada as represented by the Minister of Industry, dated May 23, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________
*    Filed herewith.
**    The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference
†    Certain provisions, schedules and/or similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Registrant agrees to furnish an unredacted, supplemental copy (including any omitted schedule or attachment) to the Securities Exchange Commission upon request. Redactions and omissions entered by the Company are shown in black.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AbCellera Biologics Inc.

Date: August 3, 2023	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)