Form 10-Q
period 2023-09-30
AbCellera Biologics Inc.
filed 2023-11-02
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2023, the registrant had 290,170,241 common shares, no par value per share, outstanding.

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
•Our commercial success depends on the quality of our antibody discovery and development engine and technological capabilities, the advancement of internal programs, and their acceptance by new and existing partners in our industry.
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
•Development of a biologic is inherently uncertain, and it is possible that none of the antibody drug candidates discovered using our antibody discovery and development engine that are further developed by us or our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.
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
•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including our discovery and development engine, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our data packages may be impaired.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2022	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$386,535	$172,422
Marketable securities	499,950	613,418
Total cash, cash equivalents, and marketable securities	886,485	785,840
Accounts and accrued receivable	38,593	37,446
Restricted cash	25,000	25,000
Other current assets	75,413	71,232
Total current assets	1,025,491	919,518
Long-term assets:
Property and equipment, net	217,255	277,209
Intangible assets, net	131,502	124,076
Goodwill	47,806	47,806
Investments in and loans to equity accounted investees	72,522	62,887
Other long-term assets	46,331	80,694
Total long-term assets	515,416	592,672
Total assets	$1,540,907	$1,512,190
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$33,150	$35,708
Contingent consideration payable	44,211	53,929
Accrued royalties payable	19,347	3,094
Deferred revenue	21,612	17,508
Total current liabilities	118,320	110,239
Long-term liabilities:
Operating lease liability	76,675	75,185
Deferred revenue	19,516	16,382
Deferred government contributions	40,801	84,072
Contingent consideration payable	16,054	5,308
Deferred tax liability	33,178	33,178
Other long-term liabilities	3,086	5,051
Total long-term liabilities	189,310	219,176
Total liabilities	307,630	329,415
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2022 and September 30, 2023: 286,851,595 and 289,777,654 shares issued and outstanding at December 31, 2022 and September 30, 2023, respectively	734,365	747,914
Additional paid-in capital	74,118	109,384
Accumulated other comprehensive (loss)	(1,391)	(1,460)
Accumulated earnings	426,185	326,937
Total shareholders' equity	1,233,277	1,182,775
Total liabilities and shareholders' equity	$1,540,907	$1,512,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Revenue:
Research fees	$7,508	$6,413	$29,378	$26,812
Licensing revenue	154	186	531	784
Milestone payments	400	-	400	1,250
Royalty revenue	93,321	-	433,570	-
Total revenue	101,383	6,599	463,879	28,846
Operating expenses:
Royalty fees	15,035	-	64,882	-
Research and development(1)	26,582	37,917	79,634	127,036
Sales and marketing(1)	3,089	3,468	8,579	11,080
General and administrative(1)	13,792	14,369	42,470	45,025
Depreciation and amortization	5,150	5,735	14,025	16,859
Total operating expenses	63,648	61,489	209,590	200,000
Income (loss) from operations	37,735	(54,890)	254,289	(171,154)
Other (income) expense
Interest (income)	(5,556)	(10,740)	(7,609)	(31,278)
Grants and incentives	(2,150)	(2,828)	(8,879)	(10,779)
Other	(1,146)	(2,046)	266	(3,670)
Total other (income)	(8,852)	(15,614)	(16,222)	(45,727)
Net earnings (loss) before income tax	46,587	(39,276)	270,511	(125,427)
Income tax (recovery) expense	19,963	(10,666)	82,099	(26,179)
Net earnings (loss)	$26,624	$(28,610)	$188,412	$(99,248)
Foreign currency translation adjustment	(1,293)	439	(997)	(69)
Comprehensive income (loss)	$25,331	$(28,171)	$187,415	$(99,317)

Net earnings (loss) per share attributable to common shareholders
Basic	$0.09	$(0.10)	$0.66	$(0.34)
Diluted	$0.08	$(0.10)	$0.60	$(0.34)
Weighted-average common shares outstanding
Basic	285,322,719	289,496,841	284,639,599	288,750,387
Diluted	315,818,163	289,496,841	314,183,994	288,750,387
The accompanying notes are an integral part of these condensed consolidated financial statements.
1Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,574,919	8,451	(7,962)	-	-	489
Stock-based compensation expense	-	-	15,474	-	-	15,474
Foreign currency translation adjustment	-	-	-	-	(630)	(630)
Net loss	-	-	-	(40,110)	-	(40,110)
Balances as of March 31, 2023	288,426,514	$742,816	$81,630	$386,075	$(2,021)	$1,208,500
Shares issued and restricted stock units ("RSUs") vested under stock option plan	762,955	1,940	(1,606)	-	-	334
Stock-based compensation expense	-	-	16,399	-	-	16,399
Foreign currency translation adjustment	-	-	-	-	122	122
Net loss	-	-	-	(30,528)	-	(30,528)
Balances as of June 30, 2023	289,189,469	$744,756	$96,423	$355,547	$(1,899)	$1,194,827
Shares issued and restricted stock units ("RSUs") vested under stock option plan	588,185	3,158	(2,901)	-	-	257
Stock-based compensation expense	-	-	15,862	-	-	15,862
Foreign currency translation adjustment	-	-	-	-	439	439
Net loss	-	-	-	(28,610)	-	(28,610)
Balances as of September 30, 2023	289,777,654	$747,914	$109,384	$326,937	$(1,460)	$1,182,775

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,264,077	3,325	(2,922)	-	-	403
Share-based compensation expense	-	-	12,291	-	-	12,291
Foreign currency translation adjustment	-	-	-	-	507	507
Net earnings	-	-	-	168,573	-	168,573
Balances as of March 31, 2022	284,521,181	$725,755	$44,726	$436,239	$787	$1,207,507
Shares issued and restricted stock units ("RSUs") vested under stock option plan	531,121	1,070	(838)	-	-	232
Share-based compensation expense	-	-	12,113	-	-	12,113
Foreign currency translation adjustment	-	-	-	-	(211)	(211)
Net loss	-	-	-	(6,785)	-	(6,785)
Balances as of June 30, 2022	285,052,302	$726,825	$56,001	$429,454	$576	$1,212,856
Shares issued and restricted stock units ("RSUs") vested under stock option plan	709,190	3,602	(3,371)	-	-	231
Share-based compensation expense	-	-	11,754	-	-	11,754
Foreign currency translation adjustment	-	-	-	-	(1,293)	(1,293)
Net loss	-	-	-	26,624	-	26,624
Balances as of September 30, 2022	285,761,492	$730,427	$64,384	$456,078	$(717)	$1,250,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Nine months ended September 30,
	2022	2023
Cash flows from operating activities:
Net earnings (loss)	$188,412	$(99,248)
Cash flows from operating activities:
Depreciation of property and equipment	6,212	8,874
Amortization of intangible assets	7,844	7,985
Amortization of operating lease right-of-use assets	3,686	4,926
Stock-based compensation	36,158	47,735
Other	3,304	(6,354)
Changes in operating assets and liabilities:
Research fee and grant receivable	(3,675)	(35,495)
Accrued royalties receivable	43,966	9,273
Income taxes payable	(34,934)	28,685
Accounts payable and accrued liabilities	(1,151)	(1,852)
Deferred revenue	(4,094)	(7,238)
Accrued royalties payable	(4,684)	(16,253)
Deferred grant income	6,630	30,377
Other assets	(1,226)	4,319
Net cash provided by (used in) operating activities	246,448	(24,266)
Cash flows from investing activities:
Purchases of property and equipment	(58,330)	(62,516)
Purchase of intangible assets	(2,000)	(560)
Purchase of marketable securities	(670,430)	(744,674)
Proceeds from marketable securities	418,238	642,913
Receipt of grant funding	14,100	15,023
Long-term investments and other assets	(17,370)	(36,757)
Investment in and loans to equity accounted investees	(19,770)	(10,214)
Net cash used in investing activities	(335,562)	(196,785)
Cash flows from financing activities:
Payment of liability for in-licensing agreement, contingent consideration, and other	(4,383)	(1,049)
Proceeds from long-term debt and exercise of stock options	2,406	7,640
Net cash provided by (used in) financing activities	(1,977)	6,591
Effect of exchange rate changes on cash and cash equivalents	(9,963)	(479)
Decrease in cash and cash equivalents	(101,054)	(214,939)
Cash and cash equivalents and restricted cash, beginning of period	501,142	414,651
Cash and cash equivalents and restricted cash, end of period	$400,088	$199,712
Restricted cash included in other assets	3,115	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$396,973	$197,422
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	2,213	12,948
Right-of-use assets obtained in exchange for operating lease obligation	46,239	3,586
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)
1. Nature of operations
AbCellera Biologics Inc.’s (the “Company”) mission is to bring better antibody drugs to patients faster, solve long-standing problems, and transform how antibody drugs are discovered. The Company aims to bring antibody therapeutics from target to clinic by combining expertise, technologies, and infrastructure to build an engine for antibody drug discovery and development. The Company uses the engine to both work with partners to build a large and diversified portfolio of royalty (and equivalent) stakes in future antibody drugs and to develop its own pipeline of future antibody drugs. The Company partners with companies of all sizes - from innovative biotechnology companies to leading pharmaceutical companies - propelling programs to the clinic, together.
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022, except for the new accounting guidance adopted during the period (Note 13).
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

4. Net earnings (loss) per share
Basic and diluted net earnings (loss) per share attributable to common shareholders was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Basic earnings (loss) per share
Net earnings (loss) attributable to common shareholders - basic	$26,624	$(28,610)	$188,412	$(99,248)
Weighted-average common shares outstanding - basic	285,322,719	289,496,841	284,639,599	288,750,387
Net earnings (loss) per share attributable to common shareholders - basic	$0.09	$(0.10)	$0.66	$(0.34)

Diluted earnings (loss) per share
Net earnings (loss) attributable to common shareholders - diluted	$26,624	$(28,610)	$188,412	$(99,248)
Weighted-average common shares outstanding - basic	285,322,719	289,496,841	284,639,599	288,750,387
Stock options and RSUs	30,495,444	-	29,544,395	-
Weighted-average common shares outstanding - diluted	315,818,163	289,496,841	314,183,994	288,750,387
Net earnings (loss) per share attributable to common shareholders - diluted	$0.08	$(0.10)	$0.60	$(0.34)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2023 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.
The Company excluded 11,410,471 and 10,913,595 potential common shares for the three and nine months ended September 30, 2022, and 50,081,069 and 50,544,294 potential common shares for the three and nine months ended September 30, 2023, from the computation of diluted net earnings (loss) per share attributable to common shareholders because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2022	September 30, 2023
Computers	$8,303	$3,484
Land	53,405	53,405
Building	11,361	34,062
Laboratory equipment	41,256	68,198
Leasehold improvements	40,567	65,591
Operating lease right-of-use assets	80,838	79,499
Property and equipment	235,730	304,239
Less accumulated depreciation	(18,475)	(27,030)
Property and equipment, net	$217,255	$277,209

As of December 31, 2022 and September 30, 2023, property and equipment includes leasehold improvements and construction in progress in the amount of $25.6 million and $72.5 million, respectively, and construction deposits of nil and $13.2 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three and nine months ended September 30, 2022 was $2.5 million and $6.2 million, respectively, and $3.1 million and $8.9 million for the three and nine months ended September 30, 2023, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	September 30, 2023
	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$23,868	$14,565
Technology	52,700	7,199	45,501
IPR&D	64,010	-	64,010
	$155,143	$31,067	$124,076
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended September 30:

Amortization Expense
2024	$7,463
2025	4,297
2026	4,297
2027	4,297
2028	4,297
$24,651
7. Investments in and loans to equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. To date, the Company has recorded immaterial amounts of proportionate income or loss with respect to either venture.

Dayhu JV

During 2020, the Company entered into a joint venture with Dayhu ("Dayhu JV"). As of September 30, 2023, the equity investment balance was $42.2 million.

In March, 2021, the Company made a commitment of up to CAD $82.7 million ($60.9 million at September 30, 2023) to the Dayhu JV (Dayhu JV Loan) to fund the construction at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement.
The loan is secured by the underlying land and future assets of the Dayhu JV. At December 31, 2022, and September 30, 2023, the outstanding related party loan balance was $38.1 million and nil, respectively, to the Dayhu JV and is included in investment in and loans to equity accounted investees.

In July 2022, the Company entered into an agreement of up to CAD $46.0 million ($33.9 million at September 30, 2023) with Dayhu (New Dayhu Loan) to replace Dayhu’s portion of the outstanding Dayhu JV Loan balance as at January 1, 2023, at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement. The agreement has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the Dayhu JV. In January 2023, the Company issued CAD $46.0 million ($33.9 million at September 30, 2023) to Dayhu from the New Dayhu loan, which was used to repay, in part, Dayhu’s 50% portion of the Dayhu JV Loan. At September 30, 2023, the loan balance was $33.9 million and is included in other long-term assets.
Beedie JV
In March, 2021, the Company entered into the Beedie joint venture ("Beedie JV"). As of September 30, 2023, the equity investment balance was $20.7 million.

In June 2022, the Company made a commitment to our partner Beedie for a land loan of up to CAD $7.5 million ($5.5 million at September 30, 2023) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement of the construction loan and five years from the initial advancement of the land loan, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the Beedie JV. The loan receivable balance, which was solely related to the land loan to date, was CAD $7.5 million ($5.5 million as at September 30, 2023) and is included in other long-term assets.
8. Other current assets and liabilities
Other current assets

	December 31, 2022	September 30, 2023
Tax deposits and receivables	$64,817	$38,037
Prepaid expenses and other	9,064	32,001
Materials and supplies	1,532	1,194
Total other current assets	$75,413	$71,232

Current accounts payable and other liabilities

	December 31, 2022	September 30, 2023
Accounts payable and accrued liabilities	$14,828	$17,432
Current portion of operating lease liability	5,583	5,572
Payroll liabilities	6,454	6,351
Current portion of deferred government contributions	6,285	6,353
Total current accounts payable and other liabilities	$33,150	$35,708
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	33,694,150	$0.90
Granted	-	-
Exercised	(2,173,877)	0.49
Forfeited	(27,000)	0.39
Outstanding as of September 30, 2023	31,493,273	$0.93
Options exercisable as of September 30, 2023	26,428,832	$0.78

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	12,322,933	$14.81
Granted	2,401,546	9.34
Exercised	-	-
Forfeited	(555,212)	12.04
Outstanding as of September 30, 2023	14,169,267	$13.99
Options exercisable as of September 30, 2023	4,018,741	$16.79
The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,946,985	$13.71
Granted	1,585,750	9.34
Vested and settled	(752,182)	14.41
Forfeited	(362,583)	11.89
Outstanding as of September 30, 2023	4,417,970	$12.18
As of September 30, 2023, the number of shares available for issuance under the 2020 Plan was 32,629,848, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation expense was classified in the condensed consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Research and development	$5,554	$7,796	$17,755	$23,370
Sales and marketing	763	1,264	2,232	3,864
General and administrative	5,437	6,802	16,171	20,501
	$11,754	$15,862	$36,158	$47,735
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of income (loss) and comprehensive income (loss). Deferred revenue outstanding in each respective period is as follows:

	December 31, 2021	September 30, 2022	December 31, 2022	September 30, 2023
Deferred revenue	$34,954	$30,924	$41,128	$33,890
During the three and nine months ended September 30, 2022 and 2023, the Company recognized $2.0 million and $9.1 million, respectively, and $4.1 million and $11.0 million respectively, of revenue that had been included in deferred revenue as of December 31, 2021 and December 31, 2022, respectively.

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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, loans to equity accounted investees, accounts payable and payroll liabilities, royalties payable, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and payroll liabilities, royalties payable, loans receivable, and loans to equity accounted investees approximate their fair values, and primarily classified as level 2. At September 30, 2023, the Company also held non-marketable securities included in other long term assets of $32.3 million (December 31, 2022 - $18.5 million).
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
The following table presents the changes in fair value of the liability for contingent consideration:

Three Months Ended September 30, 2023	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$21,971	$1,123	$23,094
TetraGenetics (ii)	$38,677	$(2,534)	$36,143

Nine months ended September 30, 2023	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$23,505	$(411)	$23,094
TetraGenetics (ii)	$36,760	$(617)	$36,143
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
ii)The estimated fair value of potential future successful milestone payouts was determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at 12.8%, the rate that measures the risks inherent in the future cash flows.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of September 30, 2023, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.5 years.

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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at September 30, 2023:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$153,463	$-	$-	$153,463
Certificate of deposit	-	240,021	-	240,021
Commercial paper	-	82,956	-	82,956
Corporate bonds	-	97,672	-	97,672
Asset backed securities	-	39,306	-	39,306
	$153,463	$459,955	$-	$613,418
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. During the three and nine months ended September 30, 2022, $15.0 million and $64.9 million was expensed related to such obligation, respectively, and during the three and nine months ended September 30, 2023, no amounts were expensed related to such obligations. As of December 31, 2022 and September 30, 2023, $19.3 million and $3.1 million was included in current liabilities.
13. Government contributions
In May of 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($125.6 million), collectively "Government Contribution 1" which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats.
In May of 2023, the Company entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia for a total of CAD $300.0 million ($222.3 million), collectively "Government Contribution 2." These investments are intended to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research.

Government Contribution 1

Since inception, the Company incurred $102.0 million in expenditures in respect of the Canadian government's Strategic Innovation Fund (SIF), of which $46.1 million and $55.9 million relate to phase 1 and 2, respectively as defined in the agreement. Spending under phase 1 of the agreement and such amounts are non-repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of September 30, 2023, no amounts have been accrued related to the repayment terms.
Government Contribution 2

In May of 2023, the Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable and conditionally repayable amounts are treated as repayable, and are included in deferred government contributions. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. Receipt of funds is dependent upon the Company’s co-investment expenditures over the term of the agreement. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. The Company considered the contractual terms of the repayable portion of a below-market rate government contribution, and determined that the interest rate is affected by legal restrictions prescribed by a governmental agency. Therefore, the Company will not impute interest on the repayable portion of the government contribution, and it is to be measured equal to the proceeds received.

For the quarter ended September 30, 2023, the Company has claimed $17.3 million under the federal funding, of which $12.9 million is repayable, and included in deferred government contributions on the consolidated balance sheet. The remainder is non-repayable and relates to research and development expenditures of $1.0 million which is reflected in other income, and capital asset expenditures of $3.4 million which is included in deferred government contributions and amortized into other income over the average asset life of 8.5 years. At September 30, 2023, $0.1 million is included in accounts payable and other liabilities, and $3.3 million is included in deferred government contributions on the consolidated balance sheet.

In May of 2023, the Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) is payable starting in 2032, over up to fifteen years, based on a percentage rate of the Company’s revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of September 30, 2023, no amounts have been accrued related to the payment terms.

For the quarter ended September 30, 2023, the Company has claimed $10.2 million under the provincial funding related to capital asset expenditures which is included in deferred government contributions and amortized into other income over the average asset life of 8.5 years. At September 30, 2023, $0.1 million is included in accounts payable and other liabilities, and $10.1 million included in deferred government contributions on the consolidated balance sheet.

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

Pursuant to the agreements, certain customary events of default, such as the Company’s breach of its covenants and obligations under the respective agreements, its insolvency, winding up or dissolution, and other similar events, may permit the Governments of Canada and British Columbia to declare an event of default under the respective agreements. Upon an event of default, subject to applicable cure, the Governments of Canada and British Columbia may exercise a number of remedies, including suspending or terminating funding under the respective agreements, demanding repayment of funding previously received and/or terminating the respective agreements. This funding and its associated conditional repayments are not secured by any of AbCellera’s assets or those of the project.

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

In the third quarter, the Company committed to advance two AbCellera-led programs into IND-enabling studies. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class antibody therapies. We have grown the number of programs that we have under contract with our partners, as illustrated by the following chart. In the third quarter of 2023, we had 4 partnered program starts and had a cumulative total of 182 discovery programs that are either completed, in progress or under contract with 42 partners as of September 30, 2023.

Results of operations
The following table summarizes our key operating results for the three and nine months ended September 30, 2022 and September 30, 2023. All figures are in U.S. dollars and amounts are expressed in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue:
Research fees	$7,508	$6,413	$29,378	$26,812
Licensing revenue	154	186	531	784
Milestone payments	400	-	400	1,250
Royalty revenue	93,321	-	433,570	-
Total revenue	101,383	6,599	463,879	28,846

Operating expenses:
Royalty fees	15,035	-	64,882	-
Research and development(1)	26,582	37,917	79,634	127,036
Other operating expenses	22,031	23,572	65,074	72,964
Total operating expenses	63,648	61,489	209,590	200,000
Income (loss) from operations	37,735	(54,890)	254,289	(171,154)
Total other (income)	(8,852)	(15,614)	(16,222)	(45,727)
Net earnings (loss) before income tax	46,587	(39,276)	270,511	(125,427)
Net earnings (loss)	$26,624	$(28,610)	$188,412	$(99,248)

Net earnings (loss) per share attributable to common shareholders
Basic	$0.09	$(0.10)	$0.66	$(0.34)
Diluted	$0.08	$(0.10)	$0.60	$(0.34)
____________________________________
(1)Exclusive of depreciation and amortization

Operating expenses include stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Research and development	$5,554	$7,796	$17,755	$23,370
Sales and marketing	763	1,264	2,232	3,864
General and administrative	5,437	6,802	16,171	20,501
	$11,754	$15,862	$36,158	$47,735

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
•Securing additional programs under contract. Our potential to grow revenue, in both the near and long term, is dependent on our ability to secure additional programs under contract from new and existing partners. For existing partners, we seek to expand our relationships with them to cover multi-year, multi-target programs. Since our first commercial partnership in 2015, as of September 30, 2023, we had 182 discovery programs that are either completed, in progress or under contract with 42 partners. We are building our business development team across the major biotechnology geographic hubs to bring in new partners and new programs under contract, and we believe that we have a significant opportunity to continue to increase the number of partners who have programs based on our discovery and development engine. Our ability to continue to grow our number of programs under contract is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and through further research and development to enhance our discovery differentiation.
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
•Scaling our operations to execute on discovery and internal programs. As we secure additional programs under contract and as we or our partners initiate discovery programs, our operational capacity to execute such research activities may become strained. We are making significant investments in capital and time to increase our ability to address future growth, including building new headquarters through our Dayhu and Beedie joint ventures, building a new small-scale manufacturing facility, investing in research and development, and continuing to hire talented personnel across functions. We have new facilities under development scheduled to take occupancy in 2024 that are intended to materially expand capacity.
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

Cumulative Metrics	September 30, 2022	September 30, 2023	Change %
Number of discovery partners	38	42	11%
Programs under contract	164	182	11%
Partnered program starts	92	110	20%
Molecules in the clinic	7	10	43%
The table below outlines the details of molecules in the clinic as of September 30, 2023:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated Program - Partnered
Bebtelovimab (LY-CoV1404)	Marketed, EUA	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated Program - Partnered
TAK-920/DNL919	Phase 1	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera Partner-initiated Discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera Partner-initiated Discovery
Undisclosed	Phase 1	Undisclosed	Undisclosed	Trianni license
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	IND/CTA authorized	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
IVX-01	Clinical field study	Invetx	Animal health	AbCellera Partner-initiated Discovery
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
Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to September 30, 2023:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	Multi-target, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018

Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement

Results of Operations
Comparison of the three and nine months ended September 30, 2022 and September 30, 2023:
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Revenue:
Research fees	$7,508	$6,413	$(1,095)	(15)%	$29,378	$26,812	$(2,566)	(9)%
Licensing revenue	154	186	32	21%	531	784	253	48%
Milestone payments	400	-	(400)	(100)%	400	1,250	850	213%
Royalty revenue	93,321	-	(93,321)	(100)%	433,570	-	(433,570)	(100)%
Total revenue	$101,383	$6,599	$(94,784)	(93)%	$463,879	$28,846	$(435,033)	(94)%

Revenue decreased by $94.8 million from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. The decrease was driven primarily by the absence of royalty revenue recognized in the period since the U.S. Food and Drug Administration (FDA) announced that bebtelovimab is no longer authorized for emergency use in any U.S. region in the fourth quarter of 2022. The decrease in research fees was attributable to the timing and progress of our research and development efforts and no new milestones were reached within the quarter.
Revenue decreased by $435.0 million from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The decrease was driven primarily by the absence of royalty revenue recognized in the period since the FDA announced that bebtelovimab is no longer authorized for emergency use in any U.S. region in the fourth quarter of 2022. Research fees decreased by $2.6 million due to the timing and mix of programs executed for our partners. The $0.9 million increase in milestone payments relates to milestone achievements in the first quarter of 2023.
Operating Expenses
Royalty Fees

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Royalty fees	15,035	-	(15,035)	(100)%	64,882	-	(64,882)	(100)%
Royalty fees for the three and nine months ended September 30, 2022 were $15.0 million and $64.9 million, respectively, and no royalty fees were recognized in the three and nine months ended September 30, 2023. Royalty fees in 2022 were attributable to the royalty revenues received by the Company from sales of bamlanivimab and bebtelovimab by Eli Lilly and Company ("Lilly") due to AbCellera’s collaborations in pandemic response.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Research and development	26,582	37,917	11,335	43%	79,634	127,036	47,402	60%
Research and development expenses increased by $11.3 million, or 43%, from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. The increase includes a $5.5 million increase in compensation-related expenses consistent with the increase in headcount and a $5.8 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.
Research and development expenses increased by $47.4 million, or 60%, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. Approximately $21.6 million of the increase is related to a specific one time investment in co-development and internal programs in the first quarter of 2023. The remaining increase includes a $12.7 million increase in compensation-related expenses consistent with the increase in headcount and a $12.9 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Sales and marketing	3,089	3,468	379	12%	8,579	11,080	2,501	29%
Sales and marketing expenses increased by $0.4 million, or 12%, from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. The increase was attributable to business development activity, consulting fees, and compensation costs of $0.4 million.
Sales and marketing expenses increased by $2.5 million, or 29%, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The increase was attributable to business development activity, consulting fees, and compensation costs of $2.5 million.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
General and administrative	13,792	14,369	577	4%	42,470	45,025	2,555	6%
General and administrative expenses increased by $0.6 million, or 4%, from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. An increase of $1.1 million in compensation-related costs driven by the increase in headcount was partially offset by a decrease in legal and consulting fees of $0.5 million.
General and administrative expenses increased by $2.6 million, or 6%, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. $3.0 million of the increase in general and administrative expense is compensation-related and driven by the increase in headcount. The remaining expenses incurred to support the growth of the Company was offset by a decrease in legal and consulting fees.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Depreciation and amortization	5,150	5,735	585	11%	14,025	16,859	2,834	20%
Depreciation and amortization expenses increased by $0.6 million, or 11%, from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. Depreciation expense increased by $0.5 million due to the depreciation of equipment and facilities related to capital equipment purchases.
Depreciation and amortization expenses increased by $2.8 million, or 20%, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. Depreciation expense increased by $2.8 million due to the depreciation of equipment and facilities related to capital equipment purchases.
Interest (Income)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Interest (income)	(5,556)	(10,740)	(5,184)	93%	(7,609)	(31,278)	(23,669)	311%
Interest income increased by $5.2 million, or 93%, from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. The increase was primarily driven by an increase in interest rates on our cash and cash equivalents and marketable securities balances in the quarter ended September 30, 2023, compared to the period ended September 30, 2022.
Interest income increased by $23.7 million, or 311%, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The increase was primarily driven by an increase in interest rates on our cash and cash equivalents and marketable securities balances in the quarter ended September 30, 2023, compared to the period ended September 30, 2022.

Grants and Incentives (Income)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Grants and incentives	(2,150)	(2,828)	(678)	32%	(8,879)	(10,779)	(1,900)	21%
Grants and incentives increased by $0.7 million, or 32%, from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. This increase was primarily driven by activity relating to research and development expenditures that are eligible for the SIF project for the period.
Grants and incentives increased by $1.9 million, or 21%, from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The increase was primarily driven by activity relating to research and development expenditures that are eligible for the SIF project for the period.
Other (Income)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Other	(1,146)	(2,046)	(900)	79%	266	(3,670)	(3,936)	(1480)%

Other (income) increased by $0.9 million from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. The increase included other income and a gain on fair value adjustments related to held-for-trading marketable securities and contingent consideration of $2.0 million, partially offset by a foreign exchange loss of $1.1 million due to fluctuations in the Canadian and U.S. dollar exchange rate.
Other (income) increased by $3.9 million from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The increase included other income and a gain on fair value adjustments related to held-for-trading marketable securities and contingent consideration of $4.8 million and a foreign exchange loss of $0.8 million due to fluctuations in the Canadian and U.S. dollar exchange rate.
Income Tax (Recovery) Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	Amount	%	2022	2023	Amount	%
Income tax (recovery) expense	19,963	(10,666)	(30,629)	(153)%	82,099	(26,179)	(108,278)	(132)%
Income tax expense decreased by $30.6 million from the three months ended September 30, 2022 compared to the three months ended September 30, 2023. The decrease was driven by the current net loss in the period and a change in effective income tax rates.
Income tax expense decreased by $108.3 million from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The decrease was driven by a decrease in current net earnings in the period and a change in effective income tax rates.
Liquidity and Capital Resources
As of September 30, 2023, we had $785.8 million of cash, cash equivalents and marketable securities, comprising $172.4 million in cash and cash equivalents and $613.4 million in marketable securities. The decrease of $100.6 million since December 31, 2022, was from a combination of cash flow from operations with an increase in research and development activity, investment in long term assets, and continued investment in the capacity and capabilities of AbCellera’s discovery and development engine in the nine months ended September 30, 2023.
We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year from 2018 to 2022. We intend to significantly invest in our business, and as a result may incur operating losses in future periods. We will continue to invest in research and development efforts towards expanding our capabilities and expertise along our discovery and development engine, continued investments in partnered and internal programs, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our future office headquarters, and related infrastructure, including execution of long-term office-lease arrangements. Based on our current business plan, we believe that our existing cash, cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of external funding over at least the next 36 months following the date of this report.
Government of Canada and Government of British Columbia Contributions

In May 2023, we entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia. Under the agreements, up to $166.7 million ($225.0 million CAD) and $55.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. See Note 13 to our condensed consolidated financial statements for further information related to the government contributions.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2023
Net cash provided by (used in):
Operating activities	$246,448	$(24,266)
Investing activities	(335,562)	(196,785)
Financing activities	(1,977)	6,591
Effect of exchange rate fluctuations on cash and cash equivalents	(9,963)	(479)
Net decrease in cash and cash equivalents	$(101,054)	$(214,939)
Operating activities
Net cash provided by operating activities decreased from $246.4 million provided by operations in the nine months ended September 30, 2022 to $24.3 million used in operations in the nine months ended September 30, 2023. The decrease in cash flows from operations is attributable to no royalty revenue and a reduction in royalty-related payments in the period, in addition to an increase in expenditures that reflect AbCellera’s investment in research and development activities and growth of the Company.
Investing activities
Net cash used in investing activities decreased from $335.6 million in the nine months ended September 30, 2022 to $196.8 million in the nine months ended September 30, 2023. Investing activities during the nine months ended September 30, 2022 and 2023 were primarily attributable to purchases of property and equipment, marketable securities, and purchases of long-term investments. The decrease in investing activities for the nine months ended September 30, 2023 was largely due to the purchase of and proceeds from marketable securities.
Financing activities
Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2022 due to the payment of an intangible asset obligation and contingent consideration payment, partly offset by proceeds from long-term debt and the exercise of options for common stock. Net cash provided by financing activities was $6.6 million for the nine months ended September 30, 2023 due to proceeds of long-term debt and the exercise of stock options, partly offset by contingent consideration payments.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three months ended September 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2022. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On August 4, 2023, the District Court lifted the stay in the pending matter against Bruker Cellular Analysis (On October 3, 2023, PhenomeX, the successor to Berkeley Lights was acquired by Bruker Cellular Analysis). The case has since resumed. No trial date has been set. The Company maintains its belief in the merits of this infringement matter and will continue to enforce its intellectual property portfolio worldwide.

On July 26, 2023, Bruker Cellular Analysis filed a Notice of Appeal in IPR2021-1249 matter. The Company believes the appeal is meritless and that the decision of the United States Patent Trial and Appeal Board will be upheld.

In the pending matter Sabariah Schrader, Executrix of the Estate of John William Schrader et al. v. Carl Lars Genghis Hansen, et al., the Company recently filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. All co-defendants have been served. The Company is proceeding to seek dismissal of certain Company affiliates for lack of jurisdiction. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless and frivolous in all respects and intends to defend itself appropriately.
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
We expect to continue investing in our business. We expect to experience fluctuations in revenue and expenses which makes it difficult to evaluate our business. We may incur losses that are materially larger than what we have previously incurred. We have incurred losses in certain years since our inception and anticipate that we may incur significant losses for the foreseeable future. We expect that our operating expenses will continue to increase significantly, including as we:
•invest in research and development activities to improve our discovery and development engine and initiate and advance internal programs;
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

During the years ended December 31, 2020, 2021, and 2022, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, licensing revenue derived from use of the Trianni platform, research fees for research performed for our partners, and royalty payments on sales of bamlanivimab and bebtelovimab. In 2022, we continued to receive royalty payments primarily on sales of bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2020, 2021, and 2022, these royalty payments related to our partnership with Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Therefore, royalty payments that we have received in recent periods are derived from a compound developed in a single partnership. In November 2022, the FDA announced that bebtelovimab was no longer authorized for emergency use in any U.S. region and, as a result, we do not expect to generate significant revenue from royalties associated with Lilly’s sales of our COVID-19 antibodies. For the nine months ended September 30, 2023, we did not generate any royalty revenues. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, and our partners achieving development milestones or commercial sales with respect to drug candidates utilizing antibodies discovered using our discovery and development engine. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our discovery and development engine, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.
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
•the timing and cost of, and level of investment in, research, development and commercialization activities relating to our discovery and development engine and initiation and advancement of internal programs, which may change from time to time;
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
•expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with Bruker Cellular Analysis, and the outcome of this and any other future patent litigation we may be involved in;
•costs related to our civil litigation with the Estate of John Schrader, or Schrader, and the outcome of this and any other future civil litigation we may be involved in;
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
We may need to raise additional capital to fund our existing operations, improve our discovery and development engine, advance internal programs, or expand our operations. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
Based on our current business plan, we believe our existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery and development engine, or the realization of other risks described in this quarterly report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third party funding or seek other debt financing. Such additional financing may not be available on terms acceptable to us or at all.
In any event, we may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:
•increase our sales and marketing efforts to drive market recognition of our discovery and development engine and address competitive developments;
•fund development and marketing efforts of our current and future internal and partner programs;
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
•our rate of progress in selling access to our discovery and development engine, the initiation and advancement internal programs and marketing activities associated therewith;
•our rate of progress in, and cost of research and development activities associated with, antibody discovery;
•the effect of competing technological and market developments;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with Bruker Cellular Analysis, and the outcome of this and any other future patent litigation we may be involved in; and
•costs related to our civil litigation with Schrader, and the outcome of this and any other future civil litigation we may be involved in; and
•costs related to any domestic and international expansion.

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
Our commercial success depends on the quality of our antibody discovery and development engine and technological capabilities, the advancement of internal programs, and their acceptance by new and existing partners in our industry.
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
•our ability to partner our internally developed pipeline;
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

We allocate our resources to pursue a particular development candidate or indication and fail to capitalize on other development candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We allocate our resources on certain research programs and development candidates. As a result, we may forgo or delay pursuit of opportunities with other development candidates or for our current development candidates in other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable and profitable market opportunities. Our spend on current and future research and development programs and development candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular development candidate, we may relinquish valuable rights to that candidate through collaboration, licensing or other commercialization opportunities.
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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For example, royalty revenue for years ended December 31, 2020, 2021, and 2022, have come exclusively from our partnership with Lilly. Milestone payments and licensing revenue for the years ended December 31, 2020, 2021, and 2022, have come exclusively from our partnership with Lilly and use of the Trianni platform. Because a significant portion of our revenue in 2020, 2021, and 2022 was derived from sales of bamlanivimab and bebtelovimab, the reduction in sales of these compounds that we have experienced in recent periods have reduced or eliminated our royalty revenues attributed to sales of this compound. For example, for the nine months ended September 30, 2023, we did not receive any royalty revenues from our partnership with Lilly. If these reductions are not offset by increases in other sources of revenue, our results of operations for future periods may be materially and adversely affected.
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
Development of a biological molecule is inherently uncertain, and it is possible that none of the antibody-drug candidates discovered using our antibody discovery and development engine that are further developed by us or our partners will receive marketing approval or become viable commercial products, on a timely basis, or at all.
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
We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. As a result, we have experienced rapid headcount growth, resulting in approximately 630 employees as of September 30, 2023. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we may need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.
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

We have no marketed proprietary products and have not yet independently started clinical development, which makes it difficult to assess our ability to independently develop future product candidates and monetize any resulting products.
As a company, we have no previous experience in advancing and completing clinical trials, and related regulatory requirements including a New Drug Application, or NDA, or equivalent submission. We have not yet demonstrated our ability to independently conduct clinical development and obtain regulatory approval. To execute on our business plan, we will need to successfully reach agreement with multiple regulatory agencies on clinical and pre-clinical studies required for registration, execute our clinical development and manufacturing plans; and manage our spending as costs and expenses increase due to clinical trials, and regulatory approvals. If we are unsuccessful in accomplishing these objectives, we will not be able to develop any future product candidates independently and could fail to realize the potential advantages of doing so.
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
We face significant competition in the life sciences technology market. Our technologies address antibody therapeutic discovery challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, and the sale of instruments and devices. Examples of technical competition at different steps of our discovery and development engine include:
•In the field of single-cell screening, companies that provide access to similar technologies such as Bruker Cellular Analysis, HiFiBio Inc., Ligand Pharmaceuticals Inc., and Sphere Fluidics Ltd.
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
The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA including personal health data, is subject to the EU General Data Protection Regulation (“EU GDPR”) and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data (“third countries”), including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

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
Our data packages are currently not subject to approval by the FDA. However, our business could in the future become subject to regulation by the FDA, or comparable international agencies. For example, in May 2020, we announced that we received a commitment from the Government of Canada under Innovation, Science and Economic Development’s, or ISED, Strategic Innovation Fund, or SIF, of up to CAD $175.6 million ($129.3 million as of September 30, 2023), the proceeds of which are being used to build a GMP facility in Vancouver, British Columbia, which will house our manufacturing and manufacturing support infrastructure. This facility, once completed, will become subject to various regulations, which could include regular inspections, certifications and audits. Further, in May 2023, we entered into multi-year contribution agreements where up to $166.7 million ($225.0 million CAD) and $55.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. Such regulatory approval processes or clearances may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our data packages, could arise at any time, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our data packages or future products, if required.

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
Our discovery and development engine, and internal programs, utilize various species of animals that could contract disease or die and could otherwise subject us to controversy and adverse publicity, which may interrupt our business operations or harm our reputation.
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
As of September 30, 2023, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, AbCellera Australia Pty. Ltd. (formerly Channel Bio), Celium, Trianni, the Trianni Mouse, and AbCellera Boston (formerly TetraGenetics Inc.) in the U.S., Canada, Australia and Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
In addition, we may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems, and we are currently engaged in litigation with such third parties (i.e., Bruker Cellular Analysis and Schrader). Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future programs or technologies may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our discovery and development engine, or the systems, workflows, consumables and reagent kits that comprise our discovery and development engine, infringes these patents. As to pending third party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our discovery and development engine, including our systems, workflows, consumables and reagent kits. Under the applicable law of certain jurisdictions, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our technologies. We may incorrectly determine that our technologies are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our technologies.
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
The outcome of our litigation with Bruker Cellular Analysis may adversely affect our business, financial condition, results of operations and prospects.

In July 2020, we filed a complaint against Bruker Cellular Analysis, in the United States District Court for the District of Delaware, alleging that Bruker Cellular Analysis infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Bruker Cellular Analysis’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Bruker Cellular Analysis in the United States District Court for the District of Delaware, alleging that Bruker Cellular Analysis infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Bruker Cellular Analysis in the United States District Court for the District of Delaware, alleging that Bruker Cellular Analysis infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Bruker Cellular Analysis filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Bruker Cellular Analysis to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court. The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Bruker Cellular Analysis filed a Petition for inter partes review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia. In July 2021, Bruker Cellular Analysis filed a second Petition for inter partes review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia. In August 2021, Bruker Cellular Analysis filed a third Petition for inter partes review of U.S. Patent No. 10,738,270 that we exclusively license from the University of British Columbia. In August 2021, the court stayed the patent litigation against Bruker Cellular Analysis in view of the Petitions for inter partes review filed by Bruker Cellular Analysis. In January 2022, the PTAB denied one petition and instituted one petition. In February 2022, the PTAB denied the final petition. Trial on the instituted petition occurred in November 2022. In January 2023, the PTAB issued its Final Written Decision with respect to our U.S. Patent No. 10,087,408 rejecting all of Bruker Cellular Analysis’ grounds of unpatentability and determining that none of the challenged claims are unpatentable. In July 2023, the PTAB issued a written opinion denying Bruker Cellular Analysis’ request for rehearing of its prior written decision. Because the three aforementioned inter partes review matters have been resolved, we have sought relief from the Court to lift the pending stay and resume our patent infringement action against Bruker Cellular Analysis.
In August 2020, Bruker Cellular Analysis filed a complaint in the Northern District of California against us and our wholly-owned subsidiary Lineage Inc. The complaint includes two counts of unfair competition and one count of non-infringement of a U.S. patent: Patent No. 10,058,839 (the “’839 patent”). Bruker Cellular Analysis is seeking, among other things, damages and a declaratory judgment of non-infringement of the ’839 patent. We filed a motion to dismiss the action for lack of jurisdiction and failure to state a claim upon which relief can be granted pursuant to Federal Rules of Civil Procedure 12(b) 1, 2, and 6. In January 2021, the Court determined that there was no jurisdiction over AbCellera or Lineage and dismissed the unfair competition claims but ordered jurisdictional discovery on a limited basis with respect to AbCellera only regarding Bruker Cellular Analysis’ request for declaratory judgment on the ’839 patent. In July 2021, Bruker Cellular Analysis voluntarily dismissed this lawsuit.
In the event that Bruker Cellular Analysis were to prevail in the litigation against us, as a result of which Bruker Cellular Analysis could continue to sell its products, it could reduce our competitive advantage and differentiation in the market place, impairing our ability to bring in new business. Furthermore, Bruker Cellular Analysis may seek to invalidate the asserted patents during the litigation. If Bruker Cellular Analysis succeeds in invalidating the asserted patents, the strength of our intellectual property portfolio could be adversely affected and our ability to protect our technology, business and reputation or to generate licensing revenue from our intellectual property would be adversely impacted.
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
Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. We are currently engaged in a lawsuit with Bruker Cellular Analysis based upon our allegations of its infringement of our intellectual property rights and we may become involved in additional lawsuits in the future. We are also engaged in a civil lawsuit with Schrader based upon allegations of, among other things, infringement of their intellectual property. If we do not prevail in such legal proceedings, we may be required to pay damages, we may lose significant intellectual property protection for our technologies, such that competitors could copy our technologies and we could be forced to cease selling certain of our data packages. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable. Even if we do prevail in any future litigation related to intellectual property rights, the cost and time requirements of the litigation could negatively impact our financial results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1†
Contribution Agreement between the Registrant and his Majesty the King in right of the Province of British Columbia, as represented by the Ministry of Jobs, Economic Development and Innovation, dated May 23, 2023.

10.2†	Strategic Innovation Fund Agreement between the Registrant and his Majesty the King in right of Canada as represented by the Minister of Industry, dated May 23, 2023.
10.3*†	Lease between Dayhu Investments (4th and Columbia) Ltd. and the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

AbCellera Biologics Inc.

Date: November 2, 2023	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)