Form 10-K
period 2023-12-31
AbCellera Biologics Inc.
filed 2024-02-20
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39781
_____________________________
AbCellera Biologics Inc.
(Exact name of Registrant as specified in its Charter)
_____________________________

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2215 Yukon Street Vancouver, BC	V5Y 0A1
(Address of principal executive offices)
Registrant’s telephone number, including area code: (604) 559-9005
_____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock as reported on the Nasdaq Stock Market on June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, was approximately $1,463,836,452.
The number of shares of Registrant’s Common Stock outstanding as of February 15, 2024 was 292,782,152.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2023 and is incorporated by reference in Part III to the extent described herein.

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
•our expectations regarding the quality of our antibody discovery and development engine and technological capabilities, the advancement of internal programs, and their acceptance by new and existing partners in our industry;
•our operating results and financial performance;
•our partners’ ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties owed to us, in the expected timelines or at all;
•our ability to provide our partners with a full solution from target identification to investigational new drug, or Investigational New Drug ("IND"), application submission;
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
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on the forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in our forward-looking statements. We have included important factors in the cautionary statements included in this Annual Report, particularly in “Summary of the Material and Other
i

Risks Associated with Our Business” below and “Risk Factors”, that we believe could cause actual results or events to differ materially from our forward-looking statements. We operate in a competitive and rapidly changing environment and new risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.
Additionally, inflation generally affects us by increasing our employee-related costs and certain other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Annual Report.
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

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties. You should carefully consider the following information together with the other information appearing elsewhere in this Annual Report, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. These risks include, but are not limited to, the following:
•We have incurred losses in certain years since inception, including in 2023, and we may not be able to generate sufficient revenue to achieve profitability.
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
•Development of a biological molecule is inherently uncertain, and it is possible that none of the antibody drug candidates discovered using our antibody discovery and development engine that are further developed by us or our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.
•The failure of our partners to meet their contractual obligations to us could adversely affect our business.
•We may be unable to manage our current and future growth effectively, which could make it difficult to execute on our business strategy.
•We have invested, and expect to continue to invest, in research and development efforts that further enhance our technology and platform. Such investments in technology are inherently risky and may affect our operating results. If the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
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
•We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
•The life sciences and biotechnology platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve profitability.
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
Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties contained in Part I, Item 1A, Risk Factors, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or the SEC, before investing in our common stock. Any of the risk factors we describe below under Part I, Item 1A, Risk Factors, could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common shares. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Annual Report on Form 10-K.

PART I
Item 1. Business.
OVERVIEW
We are a team of scientists, engineers, creatives, and business professionals addressing the barriers of conventional antibody drug development. Motivated by our mission to bring better antibody drugs to patients faster, we focus on solving general problems to catalyze a transformation in how antibody drugs are discovered and developed. To maximize the value and impact of our work, we are advancing a pipeline of programs and strategically partnering with groups that have novel science, innovative technology, or a strong track record of bringing programs through clinical development.
We have several core beliefs that impact how we think about our business:
1.Investments in technology will improve the quality, speed, and success of drug development.
2.Long-term value-creation begins with building a company that can create multiple products repeatedly and successfully.
3.People are the foundation of success.
4.Building a great company takes time. We define our strategy and allocate resources to optimize long-term value.
After over a decade of building our Company and working on over 100 drug discovery programs, we have grown from six entrepreneurial founders in a laboratory, to a high-performing team of approximately 600 people spread across three countries and two continents. We continue to invest in improving the efficiency of our business to increase the precision and speed by which we can bring new therapies to the clinic. We aspire to be recognized as the biotechnology industry’s most powerful engine for antibody discovery and development, spanning the path from target to clinical testing.
Drug development timelines are long
We understand that the challenges and opportunities in biotechnology are different from those of other sectors. The process of developing drugs is complex and highly regulated, and as a result product development timelines are long. Historically, it has taken more than ten years for the average biologic drug to go from early discovery to reach the market, at a cost of well over $1 billion.
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
Our strategy is straightforward and has remained unchanged since the founding of our Company:
•First, we seek to build a competitive advantage in bringing antibody therapeutics from target into clinical testing by combining expertise, technologies, and infrastructure to build an integrated engine for antibody drug discovery and development.
•Second, we use our engine to work with strategic partners to build a large and diversified portfolio of royalty (and equivalent) stakes in future antibody drugs.
As our capabilities have grown, we are also strategically leveraging our engine to develop internal programs to address areas of high unmet medical need and to build and advance our pipeline of first-in-class and best-in-class medicines.

Our business model is capital-efficient
We build and apply our engine to solve long-standing problems in drug discovery and development. As we do, we convert investments in talent and technology into intellectual capital: intellectual property, know-how, optimized workflows, expertise, and data. We believe this continued accumulation of intellectual capital makes our engine increasingly effective at discovering and developing future antibody drugs. Our teams and technology get stronger as we solve each new problem. Improved capabilities enable and attract new program opportunities.
A significant part of our business is based on partnering. Partners seeking a competitive advantage approach us with ideas for new antibody drugs and specific problems that need to be solved. We deliver optimized antibody drug candidates for further preclinical development. We structure each partner-initiated program to reflect the needs of the program and the contributions from each partner. These can take the form of partner-initiated discovery agreements, which include near-term payments, clinical and commercial milestones, and royalties on net sales. Increasingly, we are entering into co-development agreements where both partners contribute to and co-lead drug discovery and development. The majority of the value of each deal is associated with downstream stakes that accrue in our portfolio, and initial costs are either covered by fees or shared between partners. All together, we believe that these dynamics allow us to deploy capital efficiently on partner-initiated programs.
As of December 31, 2023, we had 203 programs under contract with 46 unique partners, 87 of which include downstream participation in the form of milestones and royalty (and equivalent) stakes. We have started over 110 of these programs. At the portfolio level, we reduce risk through diversification across discovery programs, therapeutic areas, and partners, making our portfolio risk significantly lower than the binary risk that is typical of single drug development programs. We strategically select partners and programs to include in our portfolio based on our assessment of their unique insights or capabilities and their likelihood of success, thereby creating a slice of the market that we believe is enriched for its best parts.
We also deploy capital to expand and apply the capabilities of our engine in areas of high value. These self-initiated technology-development efforts seek to overcome technical barriers in industry and are now producing wholly owned assets. We evaluate each internal program on a program by-program basis to determine if we will advance resulting molecules into preclinical and clinical development ourselves, co-develop them with partners, or out-license them to maximize their clinical and commercial opportunities. We have developed specific technologies to generate potential first-in-class and best-in-class antibody medicines for well-validated targets in the areas of G-protein-coupled receptors (GPCRs) and ion channels, T-cell engagers (TCEs), and infectious disease.
We are well-positioned to execute on our business strategy
We believe that companies in our space should be evaluated not on the promise of their technology, but on the output of their platforms. We believe evidence of a successful platform includes:
•Success in solving discovery problems that are recognized as difficult across the biotechnology industry;
•A growing list of new and expanding partnerships with top-tier drug-developers; and
•A growing number of drug candidates discovered on the platform advancing towards and through the clinic.
Since our incorporation in 2012, we have accumulated over 10 years of experience in discovering therapeutic antibody candidates and have built substantial capabilities, scale, and expertise. We estimate that we have invested over $500 million in our engine and – with over 40 partnerships, and approximately 600 employees – we believe we have earned a significant competitive advantage in the maturity of our technology and the scale of our operations. We have worked on more than 100 different programs and have succeeded in discovering antibodies against recognized difficult targets. We have also validated our engine both clinically and commercially. Since 2012, we have generated over $250 million in cumulative earnings and have approximately $1 billion in available liquidity as of December 31, 2023 to continue executing on our strategy.
We expect to generate losses and negative operating cash flow in the near-to-medium term, a period of continued investments in our engine and internal programs, ahead of revenues generated from out licensing- and milestone payments and royalties in the longer term.

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
These problems, which are inherent in developing new drugs, are hard to solve. As the biotechnology industry matures and becomes increasingly competitive, the problems are getting harder. Solving these problems will open new areas of drug development and has the potential to unlock additional value.
Our founding idea and insight
Our Company was founded to deliberately re-think the optimal approach to discovery and development of new antibody drugs. This idea originated from deep insights into the structure of our industry and the three essential steps of drug development, which are:
1.Product ideation. This step includes basic science and biomedical research to identify disease targets and define the properties of an optimal antibody therapy.
2.Product creation. Once ideation is complete, the next step is to create the therapeutic product candidate. This step is arguably one of the most complex, regulated, and technologically intensive in any sector, yet this is also the step that is most critical to get right.
3.Product testing. Once the drug developer has committed to a therapeutic product, it needs to be thoroughly tested in patients to demonstrate safety and efficacy. This is the step that incurs most of the product development spend. It is also the step that represents the most frequent, and most expensive, point of failure.
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
Our integrated engine for accelerated drug discovery
Our founders had a vision of building an antibody discovery and development engine based on sound process-engineering and design principles. Functionally, the goal of this engine is to systematically produce therapeutic antibodies that meet the many requirements for proceeding into clinical testing. Over the past decade, we have worked to achieve this vision, deliberately building our engine (Figure 1) to break the barriers of conventional antibody discovery and development to advance optimal antibody drug candidates into the clinic.
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
We are building a competitive advantage in going from target to clinic
Already, we find that seamless data capture along an integrated end-to-end workflow allows us to improve our efficiency and ability to predict early in the discovery process how antibodies will behave later in development and manufacturing (Figure 2). Today, we integrate data from the start of a program right through to comprehensive characterization of antibody candidates. We are also investing in our engine to connect program data from program launch through to manufacturing and clinical testing. We believe that the additional insights that result from these data may also allow us to select and advance antibody candidates that are more potent or more easily manufactured.

Figure 2: Our integrated engine and capabilities create a virtuous cycle.

more CAPABILITIES
more ACCESS
more OPPORTUNITIES
increasing TECHNOLOGY ADVANTAGE
MULTI-DIMENSIONAL DATA GENERATION
millions of
thousands of
hundreds of thousands of
more PARTNERSHIPS
more FACILITIES + TECHNOLOGY ACQUISITIONS
more TEAM KNOW-HOW
more DATA + LEARNING
smarter AI
more BUSINESS GROWTH

We have active construction projects on three buildings that will expand our access to lab, office and manufacturing facilities to support the growth of AbCellera into the foreseeable future. These facilities will allow us to scale up operations and support cell-line development, process development, and GMP manufacturing of antibody therapeutics. In May 2020, in support of this effort, we received a commitment for CAD $175.6 million ($125.6 million) in financing from the Government of Canada. Upon completion of our facilities, we expect to be able to support drug development programs from initiation to fill-finish. We believe that the integration of an optimized manufacturing process with our discovery and protein-engineering capabilities will create synergies in speed and efficiency and will allow us to more rapidly test and validate new antibody therapeutic formats, including bispecific antibodies and antibody conjugates. We expect to complete this facility and to have GMP manufacturing capabilities in use in 2025.
Using this approach to workflow optimization – alongside the continuous elimination of inefficiencies across the operations of our engine – we can meaningfully accelerate the speed of antibody drug discovery and development.
To date, we estimate that we have invested over $500 million in building our engine and expanding its capabilities. We have also successfully used our engine to overcome some of the hardest problems in the biotechnology industry. As an example, our engine discovered two antibody therapies for patients with COVID-19 (under emergency use authorization in 2020 and 2022), in what we believe was one of the most competitive and time-sensitive drug development efforts in history. We continue to invest in expanding and improving our engine, with approximately 40% of our total research and development spend applied to platform development.
In May 2023 we secured CAD $300 million ($222.3 million) in non-dilutive financing from the Governments of Canada and British Columbia toward an eight-year project to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. We expect to use the proceeds from the financing to:

1.Complete the build of our facilities;
2.Establish and validate fully-integrated capabilities to take programs from concept to the clinic; and
3.Support the development of up to 17 internal programs up to and through Phase 1 clinical trials.

We have developed specific platform technologies to unlock high-value drug targets, modalities, and classes

As we further build the capabilities of our engine, we pursue technology development projects that we believe will open up new market segments in antibody therapeutics by unlocking new drug targets, modalities, and classes. To date, we have developed three specific technology platforms that we are leveraging to advance both internal and partner-initiated programs.

1.T-cell engager platform
Our T-cell engager platform leverages hundreds of diverse CD3-binding antibodies to create bispecific antibodies that achieve potent tumor-cell killing with reduced cytokine release, which can help address dose-limiting toxicities.

We are also able to discover antibodies that are highly specific to MHC-peptide complexes, which expands the accessible target space for T-cell engagers in solid tumors.

2. GPCR and ion channel platform
We are using our platform to develop first-in-class antibody medicines for well-validated complex transmembrane protein targets that have been intractable using traditional approaches.

3. Pandemic response platform
With funding from DARPA, we developed our pandemic response platform and used it to initiate work to discover and develop two antibodies against SARS-CoV-2. The assets we generated were partnered to and commercialized by Eli Lilly and Company (“Lilly”). From 2020 to 2022, we earned over $950 million in combined royalties from commercial sales of bamlanivimab and bebtelovimab.
OUR PIPELINE
We are leveraging our engine and technology platforms to develop internal programs and advance a pipeline of AbCellera-led (or co-led) programs with first-in-class and/or best-in-class potential. We evaluate these programs individually to determine the advisability of entering into preclinical and clinical development ourselves, entering into collaborations with partners, or out-licensing programs to optimize their development and clinical and commercial potential. In 2023 we advanced two drug programs, ABCL635 and ABCL575, into IND-enabling studies.

ABCL635: A potential first-in-class medicine for metabolic and endocrine conditions
ABCL635 is an antibody-drug candidate against an undisclosed target with an indication in metabolic and endocrine conditions. It has the potential to be a first-in-class therapy in an addressable market estimated at more than $2 billion in annual sales. ABCL635 is the first AbCellera-led asset derived from our GPCR- and ion-channel platform. We anticipate submission of an IND for ABCL635 in 2025.

ABCL575: A potential best-in-class medicine for atopic dermatitis
ABCL575 targets OX40 ligand and is being developed as a potential best-in-class therapy for the treatment of atopic dermatitis and other indications in autoimmunity and inflammation. Targeting OX40L has the potential to address a broad range of inflammatory conditions and autoimmune diseases, some of which include colitis/inflammatory bowel disease (IBD), asthma/atopy, and diabetes. OX40L blocking is currently under investigation for atopic dermatitis, asthma, alopecia areata, hidradenitis suppurativa (HS).

We discovered ABCL575 during our collaboration with EQRx Inc. (“EQRx”) as part of a co-development program that began in 2021. We took control of the program in September 2023 and have advanced ABCL575 into IND-enabling studies. ABCL575 has been designed with potency, pharmacokinetics, and developability to enable less frequent dosing, which provides a potential for differentiation. We anticipate submission of an IND for ABCL575 in 2025.

Table 1: Our Pipeline

Molecule	Status	Target	Method of Action (MOA)	Indication	Therapeutic Area
ABCL635	IND-enabling studies (Preclinical)	Undisclosed - GPCR or ion channel	Antagonist	Undisclosed	Metabolic endocrine conditions
ABCL575	IND-enabling studies (Preclinical)	OX40 ligand (OX40L)	Blocking and non-depleting	◦Atopic dermatitis ◦Other indications in autoimmunity and inflammation	Immunology & inflammation
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

We build systems to support our people
We believe a strong corporate culture is essential for the recruitment, development, and retention of exceptional employees and teams. Although leaders must model corporate values and desired behaviors, we do not believe culture can be invented or enforced from the top of an organization. Instead, we see the responsibility for building and stewarding our culture as shared across our entire organization. We believe culture starts from individuals with shared core values and a common sense of purpose, and that culture emerges and is strengthened through a network of interactions and relationships built on mutual trust and appreciation.
Building a winning culture requires investment and continuous diligent effort. Our Company and our Talent Development team works to develop and deliver the necessary processes, training programs, and events that we believe are essential for our culture to thrive. These are designed to:
•Encourage relationship-building across interdisciplinary teams;
•Share information broadly, to promote mutual appreciation and to ensure our employees see how their work and the work of others connects to our overall strategy;
•Craft mentorship networks and leadership-training systems that help our employees develop strong leadership skills;
•Promote our corporate values and engage in conversations with our teams to understand how our values apply across the organization;
•Develop and deliver a curriculum of learning and development programs to accelerate career progression; and
•Offer events that help build strong relationships and a shared sense of purpose and community.
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
We grant equity awards, comprising of share options and restricted share units, to all employees. We do this because we believe that shared ownership promotes employee retention, creates alignment, and promotes a sense of shared ownership in the long-term success of our Company.
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
Our discovery and development engine requires interdisciplinary talent
Interdisciplinarity is a core feature of our business. The nature of our work in technology and drug development requires a workforce that is exceptionally interdisciplinary in its scientific, engineering, and professional skills. After more than a decade of technology development at the nexus of science, engineering, and computation, we believe we are effective at assembling and integrating strong cross-functional teams. As of December 31, 2023, our team comprised approximately 63% scientists, 25% business professionals, and 12% engineers and data scientists. Over 53% of our team members have either a Master’s degree and/or a Ph.D.
Our geographic locations give us an advantage in recruitment
Attracting and retaining large teams of highly trained scientists and engineers is one of the most critical challenges in executing on our strategy. We believe that we have a significant recruitment advantage by virtue of our largest research facilities being in Vancouver, Canada, and Sydney, Australia. Both the Vancouver and Sydney regions are consistently ranked amongst the most liveable cities in the world. Both also have world-class universities that train large pools of talent in fields relevant to our work, including computer science, biochemistry, genomics, engineering, cell biology, and immunology. We believe the combination of (i) these regions providing access to large talent pools and less-developed biotechnology sectors, and (ii) our willingness to hire for potential and invest in employee training and development are key factors contributing to our success in discovering, attracting, and retaining top talent. Our facilities in Vancouver and Sydney are complemented by smaller specialized teams in Boston, United States and Montreal, Canada.
We foster and enjoy high levels of employee engagement
We see employee engagement and retention as two important measures of the health of a company. We take regular measurements of our employee engagement and our ability to retain professional talent. In 2023, we had a voluntary turnover rate of less than 4.5%.
Over the past year, our team has grown by 18%, from 495 to 586 full-time employees. As of December 31, 2023, we had 586 full-time employees in Canada, the United States, and Australia, representing over 47 nationalities.
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
In 2023, global therapeutic antibody sales approached $300 billion. This market is expected to grow to over $450 billion by 2028, representing a five-year compound annual growth rate, or CAGR, of over 9%. In 2023, around 50 antibody therapeutics achieved blockbuster status, defined as achieving annual sales in excess of $1 billion. In 2021, therapeutic antibodies also represented 5 out of the world’s 10 top-selling pharmaceutical products.
The mean peak-year sales for currently marketed monoclonal antibody drugs and monoclonal conjugate antibody drugs are estimated at over $3 billion. In 2023, there were over 150 approved antibody therapeutics, with more than 220 in Phase 3 clinical trials worldwide.
Historically, the time for antibody discovery projects to reach Phase 1 clinical trials from target selection has been approximately 5.5 years. On average, antibody drugs have taken between seven and ten years to reach market-authorization from the start of Phase 1 clinical trials. Each year, well over 200 antibody therapeutics enter Phase 1 clinical trials. Between 2018 and 2023, this number grew at a 9% CAGR.
Our approach to expanding markets and creating value
We seek to advance a pipeline of first-in-class and/or best-in-class antibody medicines and strategically partner with companies with novel technology or science to advance programs to clinic. We believe that our engine creates value in three main ways:
•Unlock new markets: Opening new target space and enabling new modalities has the potential to unlock new market segments. We believe that many of these segments could represent multi-billion-dollar commercial opportunities for our partners.
•Improve discovery speed: Bringing antibody treatments to market faster than the current industry standard would make a difference for those who need it. We estimate that accelerating the path to market by one year could improve the value of an average approved treatment by more than $100 million in net present value, considering only the impact of bringing cash flows forward. If our engine can help partners to be the first to bring a new drug to market, the drug may capture greater market share with the potential to generate billions of dollars in additional therapy sales over the patent life of the product.
•Level the playing field: With our centralized engine, we can remove the need for a biotechnology company to build its own discovery and development infrastructure. We believe this lowers the barriers to entry in our industry and can help small companies compete more effectively. For example, we estimate that our capabilities could save innovative biotechnology companies more than a year and tens of millions of dollars in discovery and development efforts at the earliest stages. We believe even more impactful is that our business model is designed to allow smaller companies to access specialized expertise and state-of-the-art capabilities for rapidly discovering and developing optimal clinical candidates.
OUR PARTNERS
We have extensive experience partnering with emerging biotechnology companies, leading pharmaceutical companies, and non-profit and government organizations. Our partners are specialist scientific ideators and skilled product testers that are predominantly based in the United States and Europe. They seek increased speed and probability of success of their drug development programs. As of December 31, 2023, we had a total of 46 unique partners for whom we have conducted or are conducting antibody discovery activities.
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

As we have grown and developed, we have strategically emphasized agreements where we add more value for partners beyond the initial discovery work. These programs include more-valuable downstream terms and help maximize the value of our portfolio.
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
We are strategic in the selection of our partners
We take a deliberate and strategic approach to selecting partners. We believe successful antibody drugs are developed in collaboration with partners who have insights, technology, skills or experience complementary to our own. We look for partners with innovative and impactful ideas, strong leadership teams, and the continued ability to raise the capital needed to fund the development of a product candidate. Being a preferred partner in our industry also allows us to work on the programs that mean the most to partners.
We also seek to work with companies that have the potential to be optimal partners for the final development and commercialization of our pipeline assets. Supporting such partners on their discovery challenges allows us to demonstrate our capabilities and earn trust for future partnerships.
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
As of December 31, 2023, we had 203 partnered programs under contract that were either completed, in progress, or pending target nomination by the partner. Of these, we have started 87 partner-initiated programs have the potential for milestone and royalty payments. Our partnership agreements are typically terminable at will with 90 days’ notice prior to identification of a target, after which point they may only be terminated for cause. A summary of publicly disclosed partnerships is included in the table below.
Table 2: Summary Partnership Agreements with Pharmaceutical & Biotechnology Companies that include downstream participation from 2016 to December 31, 2023*

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Undisclosed	Multi-target, multi-year	Undisclosed	December 28, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*

Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016

Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement
Most of the programs with our partners will generate milestone payments to us if our partners reach certain preclinical, clinical, regulatory, and commercial milestones. In addition, programs that generate drug candidates which become commercial products may generate royalty payments to us on the net sales of those products. We also have other forms of downstream economic participation, including equity and equity-like positions, and options to co-invest. The following table represents the range of royalty (and equivalent) rates and the hypothetical maximum value of the milestone payments included in our partnership agreements as of December 31, 2023:
Table 3: Downstream Participation

Milestones (in billions)[1]		Royalty on net sales, 5th to 95th percentile range[2]
Preclinical	$0.08	2015-2019 contracts	0-4.0%
Clinical	$1.07	2020-2023 contracts	1.5-9.0%
Regulatory	$1.94
Commercial	$5.46	Other downstream participation
Total	$8.55	Equity/equity-like positions
		Options to co-invest

1All programs under contract, not probability adjusted
2Includes range of royalty (and equivalent) rates of each contract, considering step-downs, if any
OUR INDUSTRY STRUCTURE
Ideas for new antibody drugs can come from anywhere
We believe that sound biological insights and new ideas for new antibody drugs are a key input of our work. As product creators, we compete with other companies for access to ideas. The complexity and vastness of disease biology means that there is no universal approach to generating ideas for new drugs. Good ideas can come from anywhere. Academic institutions, venture capital groups, non-government organizations, small biotechnology companies, and large biopharmaceutical companies all have a role to play in driving ideation in our industry. To us, this dynamic suggests that partnerships are essential for connecting with the decentralized ecosystem of ideators that are the source of the best new ideas for antibody drugs.
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
1.We prioritize integration over the accumulation of stand-alone tools
We believe that drug development cannot be broken down into a series of independent steps and see the development of new drugs as a single process with one end goal – the rapid delivery of successful antibody drugs to patients. We prioritize the outcome of an integrated end-to-end workflow over the accumulation of stand-alone tools. Where other providers in our industry may offer partial solutions or stand-alone instruments, we offer an integrated engine for the creation of new antibody drugs. By delivering complete and optimized solutions to our partners, we think this perspective gives us a competitive advantage relative to providers of modular solutions.
2.We empower a more diverse set of innovators
As our centralized infrastructure for antibody drug discovery lowers the barriers to entry in our industry, we create the conditions for smaller biotechnology companies to focus on what is unique and valuable in their businesses, and to compete on the merits of their ideas. We believe this dynamic has the potential to catalyze a structural change in how antibody drugs are developed. We create opportunities for a more-diverse set of innovators, and believe that our engine has the potential to expand the ecosystem and make our industry more efficient.
3.We enable new types of antibody therapies
The differentiated capabilities of our engine make more and new kinds of antibody discovery possible. For instance, we believe our engine gives us a unique advantage in the discovery of antibodies that modulate the function of difficult transmembrane protein targets, such as G-protein-coupled receptors (“GPCRs”) and ion channels. These are two large and well-validated families of drug targets for which antibody discovery using traditional techniques has been extremely difficult. By unlocking access to these and other types of targets with antibodies, we believe that our engine has the potential to grow the market for antibody therapies. We believe that our platform investments can unlock the technical challenges that are limiting drug discovery in such areas and provide a strong basis for successful internal program development.
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
•Examples of companies that provide antibody discovery and development services include fully integrated CROs that offer contract research, development, and/or manufacturing services include WuXi Biologics Inc., Evotec SE, and Charles River Laboratories International, Inc. These CROs operate on a large scale and earn fees on research work, but often lack differentiated capabilities at critical steps of antibody discovery and development.
•Examples of companies that use proprietary platforms or technologies to discover antibodies include Adimab LLC, Twist Bioscience Corporation (“Twist Bioscience”), and OmniAb, Inc. These and similar antibody discovery specialists engage in discovery activities with partners and earn downstream payments based on the value added by their proprietary technology platforms.
Many emerging and established life sciences companies have also been built around technologies that focus on one or a limited number of steps in antibody discovery and development. These companies provide technological point-solutions that can be integrated into antibody discovery workflows within our partners’ laboratories or at CROs.

An example of a company that provides a technological point-solution that is integrated into antibody discovery workflows is Bruker Cellular Analysis ("Bruker") (on October 3, 2023, PhenomeX, the successor to Berkeley Lights was acquired by Bruker). They and similar tool-providers place instruments with our potential customers and with CROs that compete directly with us for business. Such point-solution companies commonly earn revenues on the sale of machines and proprietary reagents, and in some cases also perform discovery services with fees and royalties that compete with our business. For example, Twist Bioscience markets and provides antibody discovery services using the Bruker Beacon platform to its customers.
OUR APPROACH TO CAPITAL ALLOCATION
We think like owners when making investments and have historically been profitable
Our founders, leadership team, and employees own a significant portion of the equity in our Company. Our teams think like owners when making decisions to allocate time and capital across our business activities. Cognizant of the specific challenges that characterize biotechnology as a sector, we specialize in addressing hard but tractable engineering problems and avoid staking our fortunes on high-risk science projects. We believe this is the best way for us to create value, and to do so reliably. Historically, our business has been both high-growth and capital-efficient. We have generated positive operating cash flow cumulatively since our inception in 2012 and in every successive year from 2018 to 2022. However, as we do not expect to receive further royalties from our COVID-19 program, which were the driver of our profitability and positive operating cash flows in recent years, we expect to generate losses and negative operating cash flow in the near-to-medium term, as was the case for 2023. We are anticipating a period of continued investments in our engine, our platforms, and our pipeline ahead of revenues generated from out-licensing, milestone payments and royalties in the longer term.
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
Consistent with the long timelines for drug product development and testing, we expect the most meaningful additional royalty revenues from our pipeline and portfolio to begin after 2030. As our royalty positions mature, we believe that the layering of programs in our portfolio will result in a long-lived stream of strong cash flows and a high rate of return on invested capital. We accept that royalty-driven cash flows will only result when we have created value for patients, i.e. when the drug candidates that compose our pipeline and portfolio reach the market as successfully commercialized antibody drugs. This fundamental dynamic applies to our internal, co-development, and partner-led programs.
Our engine helps us build a valuable portfolio with capital efficiency
Our engine is a focal point of our capital-allocation strategy. We make investments in infrastructure and intellectual capital, improving our discovery and development engine. This engine in turn generates our growing portfolio of valuable stakes in drug candidates in a capital-efficient manner.
By using our engine and its differentiated capabilities to attract business from strategic partners across the biotechnology industry, we believe that discovery partnerships can be used to grow our portfolio without significant capital outlay apart from the investments we make in expanding the capabilities and capacity of our engine.
Increasingly, we are also leveraging our engine internally to develop a pipeline of assets against well-validated targets, particularly using our T-cell engager- and GPCR- and ion-channel platforms. We believe that our differentiated capabilities in these areas place us in an advantageous position to generate strong returns on these pipeline investments.
We select opportunities and partners to maximize the value of our portfolio
As business operators, we understand the value of active portfolio management and how it can be used to enhance value in an industry where not all ideas are equally likely to succeed. With our dedication to discovery and development, we do not claim any specific expertise in ideation or selecting targets. Instead, we focus our efforts on connecting with strong partners whom we believe have compelling ideas for therapeutics and the capabilities to clinically and commercially develop the drug candidates that we discover either in partnership or through our internal programs.
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
We believe the near-term and clinical milestone payments we earn from programs are only a small proportion of the expected total value that we ascribe to an individual program. Instead, for a given program that undergoes clinical development, obtains marketing approval, and is successfully commercialized, we expect the bulk of the revenues to result to be associated with our downstream royalty rights and commercial milestone payments. We believe the dominance of royalty revenues as a category as seen, for example, in our COVID-19 program, is broadly characteristic of a typical antibody discovery program that ultimately produces a successfully marketed drug. We recognize that our COVID-19 program was realized on a very compressed timeline (owing to the dynamics of a global pandemic) which is unlikely to be repeated by other programs.
Our approach is to maximize the expected net present value of our stakes in future antibody drugs. We believe this approach will maximize free cash flow in the long term and the value of our business overall.
Our portfolio is built using three distinct program types
By partnering, we generate opportunities to leverage our engine’s power to contribute value to drug discovery efforts. As of December 31, 2023, we have entered contracts for 203 antibody discovery and development programs. The economics we earn on partnered programs scale with the value we bring to each program. Typically, these economics take the form of near-term payments, clinical and commercial milestone payments, and royalties on the net sales of a resulting therapeutic.
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
Our programs broadly fall into two categories:
Partner-Initiated Programs
In partner-initiated programs, partners come to us with a target in mind and work with us to turn their idea into an antibody drug product. This is our first category of program, dating back to 2014.
The volume of programs in this category has been high. As of December 31, 2023, we started 112 partner-initiated programs. Of these, 87 programs include downstream milestones, royalty stakes, or co-ownership. Through selectively entering into new and expanded strategic partnerships, we continue to add programs to this portfolio.

We work closely with our partners on these programs, leveraging their insight and expertise into target and disease biology and modality while using the discovery and development capabilities of our engine to create value. Depending on the terms of the program, we may perform work from target specification as far as the delivery of a final drug candidate. For some large or well-enabled partners, we will hand our work off at an earlier stage, allowing our partner to work with our panel of characterized antibodies while leveraging their own proprietary data.
Discovery agreements
To date, the most common structure for partner-initiated programs has been that of a discovery agreement. Royalties on net sales in our typical discovery agreement are in the low-to-mid-single-digit-percentage-point range. Because the research fees we earn on the work under such agreements generally more than cover our marginal costs of running these programs, the potential return on our incremental investment in these programs is high. In the long term, as our portfolio matures and results in approved therapies, we believe our aggregate economic position from these programs has the potential to produce large revenues at near-100% margin.
Co-development agreements
Another structure for partner-initiated programs is a co-development agreement. These represent a further amplification of our business model, as they enhance the potential economics in our portfolio by giving us and our partner the option – but not the obligation – to co-invest in the development of drug candidates. We each begin discovery with a 50% stake in the program and have the option to invest to retain our ownership position on a stage-by-stage basis. Some programs in this category also include equity investments in partner companies.
The investments we make under this type of program are in the form of cost-sharing, where we initially contribute to discovery and development costs in proportion to our level of program ownership. After completing the initial work phases (typically to identify a development candidate), we and our partner have the option – but not the obligation – to continue co-funding further development of the drug candidate in return for a maintained ownership share.
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
One notable effort that started under a partner-initiated co-development agreement is the program to develop antibodies against OX40L. After our partner EQRx. Inc. was acquired in 2023 by Revolution Medicines, Inc., AbCellera took control of the program and advanced the resulting molecule, ABCL575, into IND-enabling studies.
AbCellera-initiated Programs Associated with Technology Development
Our internal programs have the potential to generate wholly owned assets discovered in connection with long-range technology development projects that seek to unlock new areas in antibody drug development.
In our technology development work, we prioritize areas where we believe there are multiple high-value therapeutic opportunities to explore. We believe doing this work on widely recognized real-world problems with large commercial potential is critical both to the development and validation of our engine. To date, we have undertaken three such technology development efforts that have yielded 19 AbCellera-initiated programs:
•T-cell engagers: We have developed our T-cell-engager platform and started internal programs to develop therapeutic antibody candidates against eight important tumor targets.

•GPCR and ion channels: We have started 10 internal programs associated with our platform investments to unlock difficult target classes like GPCRs and ion channels.
•Pandemic response: We developed our pandemic response platform and used it to initiate work on 1 internal program. That program led to the discovery and development of two antibodies against SARS-CoV-2, ABCL555 and ABCL1404. The assets we generated were partnered to and commercialized by Eli Lilly and Company as bamlanivimab and bebtelovimab.
The majority of our AbCellera-initiated programs are still at an early stage. Some programs leveraging our platforms, including a few initiated by strategic partners, are more advanced. We anticipate progressing AbCellera-initiated programs into selection of therapeutic antibody candidates for IND-enabling studies within the near-to-medium term.
Assets that potentially result from our technology development-associated internal programs are wholly owned by us, and we intend to license them to partners for final clinical development and commercialization. Given the high technical barriers these programs need to overcome, and our selection of targets that are widely sought after, we anticipate that any such deals could achieve significant economics in the form of large near-term payments and above-average downstream participation through milestones and royalties.
Precedent suggests that the important assets which we target with our internal programs can be partnered on attractive economic terms. For example, in 2020, we partnered with Lilly to develop and commercialize COVID-19 antibody assets resulting from internal work using our pandemic-response platform. From 2020 to 2022, we earned over $950 million in combined royalties from commercial sales of bamlanivimab and bebtelovimab.
Our portfolio is well-diversified
We believe an optimal portfolio is diversified, long-term, and robust. Diversification reduces the binary risk associated with individual drug development programs. Because the capabilities of our engine are broadly applicable to antibody-based drug development, we can access the full depth and breadth of programs in the biotechnology industry through our partnering approach. Our resulting portfolio of partner-initiated programs is well-diversified across therapeutic areas (Figure 3), modalities, and partner types. We believe the current distribution of programs in our portfolio broadly reflects the overall distribution of programs in our industry.

Figure 3: Our large, diversified portfolio of stakes in next-generation antibody therapies.
Drivers of value in our portfolio and pipeline
The value of our portfolio and pipeline is driven by several factors, which we believe include:
•Our number of downstream stakes in drug discovery programs (our “program starts”);
•The probability of success of a drug discovery program;
•The expected timeline for a program to proceed through development and to commercial sales;
•The potential for upfront payments from out-licensing or partnering pipeline assets;
•The expected resulting commercial sales if a program is successful;
•Our economic stake in a program’s commercial success (with most of the value being defined by the royalty rates associated with each program); and
•The value of other downstream stakes which we may obtain as part of our agreements.
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
We believe our ability to accelerate drug development timelines and to unlock new types of targets puts us in a position to continue driving business development growth. In pursuing the growth of our portfolio, we are mindful of the strong connection between commercial success of our programs and our largest payouts, as well as of opportunity costs. We do not aim to simply maximize our number of program starts. Instead, we choose to engage with partners and on programs that we believe have the potential to deliver first-in-class and best-in-class antibody therapeutics with strong commercial prospects.
Probability of success. For a drug development program to ultimately achieve commercial success, several conditions generally need to be met: the therapeutic hypothesis must be valid; the drug candidate must be optimal-for-purpose (e.g. effective, safe, manufacturing); the clinical trials must be designed and run appropriately; a significant medical need must be met; regulatory, logistical, and commercial matters must be handled well; and good organizational and financial support must be established and maintained throughout. Failure on any one factor often leads to program-failure overall.

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
Upfront payments from out-licensing or partnering pipeline assets. When a drug developer licenses or partners a drug or drug-candidate molecule to another party for further clinical or commercial development, the original owner commonly negotiates an upfront payment. Such payments reflect a portion of the expected value of the molecule. As such, the size of such payments typically scales with the drivers of drug- or drug-candidate-value, being importantly expected peak sales if approved, remaining risk to achieve marketed status, and expected additional development and commercialization costs. Upfront payments are typically negotiated in combination with milestone payments and royalties in an out-licensing or partnering agreement.

AbCellera has the potential to earn significant upfront payments from out-licensing or partnering pipeline assets from both, internal as well as co-development programs. Market transactions between other drug developers have been reported with upfront payment amounts for T-cell engager molecules in the double-digit-million dollar range while those for potentially more valuable GPCR-targeting drug candidates have shown triple-digit-million dollar amounts.
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
We aim to position our portfolio with particular exposure to therapeutics with high and very high commercial potential. We believe that we can achieve this in three ways:
1.By achieving the technical breakthroughs that allow us to develop first-in-class or best-in-class drug candidates in high-value therapeutic applications where others have struggled or failed (e.g. based on T-cell engagers, GPCRs, ion channels);

2.By accelerating antibody discovery and preclinical development to increase chances of the resulting therapeutic being first- or next-to-market, with correspondingly large market share (as discussed above); and
3.By following an approach to partner selection and program selection that avoids programs with apparently low commercial potential.
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
The level of royalties to us which our partners agree to directionally depends on:
•The value we add to the program;
•Our partner’s appreciation of the value we add to the program;
•Our investment in the program; and
•The degree to which we emphasize near-term and milestone payments in the agreement structure.
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
A partner’s recognition of the value we add to their program grows with each successful demonstration of our capabilities, either when we are able to show results from our work, particularly from internal programs, or during the inaugural programs we complete with them. Our investments in programs depend on the program type. Investments are minimal in the case of partner-initiated discovery programs, where we typically cover the marginal cost of our work with near-term payments. For internal programs, the investments we make in the form of our initial technology development (and the subsequent advancement of development work for a particular program) are more substantial. When we enter into a partner-initiated co-development program, the initial investment we make during discovery and development is limited. However, the option to keep investing at cost in consecutive stages of development provides us with the opportunity to achieve a deeper royalty (or equivalent) position. All else equal, a greater investment by us generally translates into a higher royalty rate for a program.
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
As of December 31, 2023, we had started 87 partner-initiated programs with downstream participation and partnered one internal program. These 87 programs have a mean royalty rate of 3.3%. The average negotiated rate for such programs has increased over time, reflecting the dynamics discussed above. Between 2015 and 2019, we agreed to a mean royalty rate of 2.4% across 37 partner-initiated programs with downstream participation contracted in the period; we note that contracts often include multiple program slots that represent potential future program starts. Between 2020 and 2023, we negotiated an increased mean royalty rate of 4.3% across the 141 partner-initiated programs with downstream participation signed in the period and our agreement to partner our COVID-19 antibody assets to Lilly. A quarter of these programs signed in the 2020 to 2023 period can achieve royalty rates above 5.0%.
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

As is customary in our industry, because drug development and testing spans many years, we typically negotiate clinical and commercial milestone payments as deferred compensation to recognize future value inflection points arising from our work. For our portfolio of programs under contract and not adjusted for the probability of success, as of December 31, 2023, the total hypothetical value of our clinical and commercial milestone payments was $8.6 billion.
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
As of December 31, 2023, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide, which includes over 40 issued U.S. patents and over 20 pending U.S. patent applications. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe.
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
Under the terms of the UBC License, we paid a CAD $0.1 million initial license fee and pay annual license fees to UBC during the term of the UBC License. We also pay UBC a low single-digit royalty on our revenue related solely to the use of the technology during antibody screening and a low double digit royalty of our sublicensing revenue during the term of the UBC License. UBC was also granted a single-digit percent equity position in our company as further consideration for the exclusive license.
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
A patent family directed toward methods for assaying functional properties exhibited by a protein produced by a single cell, e.g., an antibody produced by a single B cell, and a second biomolecule (e.g., antigen) in microfluidic chambers and devices is also included in the UBC Core Patent license. This patent family includes patents issued in the U.S. and Australia and granted in Europe, Japan, and Korea, as well as one pending U.S. non-provisional patent application and seven pending foreign counterpart patent applications. Issued patents from this patent family are expected to expire in March 2034, absent any disclaimers or extensions available.
Lastly, the UBC Core Patent license includes a patent family directed toward methods for determining lymphocyte receptor chain pairs, for example, antibody heavy and light chain pairs. This patent family includes two issued U.S. patents, two granted patents in Europe, and one granted patent in Canada, as well as one pending U.S. non-provisional patent application and one pending foreign counterpart patent application. Issued patents from this patent family are expected to expire in May 2035, absent any disclaimers or extensions available.

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
In addition to the Stanford license, the acquisition of Lineage included a patent portfolio comprising four patent families. One patent family is directed toward methods of determining the immune repertoire of a subject. This patent family includes three granted patents in Europe, one issued patent in China, one issued patent in Canada, and one issued patent in Hong Kong. This patent family also includes one pending foreign counterpart patent application. Issued patents from this patent family are expected to expire in March 2034, absent any disclaimers or extensions available.
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
The last patent family is directed toward methods for producing Fabs and IgG bispecific antibodies. This patent family includes one granted U.S. patent and one pending foreign counterpart patent application. Any patents that issue from this patent family are expected to expire in December 2037, absent any disclaimers or extensions available.
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
In one patent family, the patents are directed to transgenic animals and methods of use. This patent family includes twelve issued patents including in the U.S., Australia, the Russian Federation, Europe, India, Israel, Canada, China and Japan. There are three pending applications, two in the U.S. and one in Japan. Patents issuing from this family are expected to expire in July 2031, absent any disclaimers or extensions available.
Another patent family is directed to enhanced production of immunoglobulins. This patent family includes four issued patents including in the U.S., Israel, Australia, and Japan. There are six pending applications including one in the U.S. and five in pending foreign counterparts, including Australia, Canada, Europe, Japan, and Korea. Any patents that issue from this family are expected to expire in February 2037, absent any disclaimers or extensions available.
Another patent family is also directed to enhanced production of immunoglobulins. This patent family includes one issued patent in Australia and five pending applications, including in Canada, Europe, Israel, China, and Korea. Any patents that issue from this family are expected to expire in August 2036, absent any disclaimers or extensions available.
Another patent family is directed to enhanced immunoglobulin diversity. This patent family includes one issued patent in the U.S. and two pending applications, including one in the U.S. and one in Europe. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available.
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
Another patent family is directed to single chain VH and heavy chain antibodies. This patent family includes five issued patents including in the U.S., Canada, Australia, Europe, and Japan. There are three pending applications, including in the U.S., China, and Israel. Issued patents from this family are expected to expire in July 2038, absent any disclaimers or extensions available.
Another patent family is directed to long germline DH gene and long HCDR3 antibodies. This patent family contains one issued patent in Europe and one pending application in the U.S. Issued patents from this family are expected to expire in October 2037, absent any disclaimers or extensions available.
Another patent family is directed to transgenic rodents expressing chimeric equine-rodent antibodies. This patent family contains eight pending applications including in the U.S., China, Australia, Korea, Japan, Israel, Canada, and Europe. Issued patents from this family are expected to expire in May 2042, absent any disclaimers or extensions available.
Another patent family is directed to Adam6 knock-in mice. This patent family contains one issued patent in Europe and one pending application in the U.S. Issued patents from this family are expected to expire in August 2039, absent any disclaimers or extensions available.
Another patent family is directed to heavy chain-only antibodies. This patent family contains eight pending applications, including in Australia, Canada, China, Korea, Israel, Japan, and Europe. Issued patents from this family are expected to expire in September 2040, absent any disclaimers or extensions available.
CD3 T-Cell Engagers
Our discovery and development engine has directly led to our discovery of novel CD3 T-cell engagers. Our CD3 T-cell engager portfolio consists of a patent family that is directed to novel CD3-binding antibodies (including bispecific antibodies capable of binding both CD3 and a tumor antigen), and methods of using the CD3-binding antibodies in treating hyperproliferative disorders or autoimmune disorders. This patent family has one pending application in the U.S. Issued patents from this family are expected to expire in March 2043, absent any disclaimers or extensions available.
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
Anti-Corruption Laws
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Canadian Corruption of Foreign Public Officials Act and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities, such as the UK Bribery Act 2010 and the UK Proceeds of Crime Act 2002, or collectively, Anti-Corruption Laws. Among other matters, such Anti-Corruption Laws prohibit corporations and individuals from directly or indirectly paying, offering to pay or authorizing the payment of money or anything of value to any foreign government official, government staff member, political party or political candidate, or certain other persons, in order to obtain, retain or direct business, regulatory approvals or some other advantage in an improper manner. We can also be held liable for the acts of our third-party agents under the FCPA, the Canadian Corruption of Foreign Public Officials Act, the UK Bribery Act 2010 and possibly other Anti-Corruption Laws. In the healthcare sector, anti-corruption risk can also arise in the context of improper interactions with doctors, key opinion leaders and other healthcare professionals who work for state-affiliated hospitals, research institutions or other organizations.
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

Item 1A. Risk Factors.
Risks Related to Our Business and Strategy
We have incurred losses in certain years since inception, including in 2023, and we may not be able to generate sufficient revenue to achieve profitability.
We expect to continue investing in our business. We expect to experience fluctuations in revenue and expenses which makes it difficult to evaluate our business. We may incur losses that are materially larger than what we have previously incurred. During the year ended December 31, 2023, we incurred a net loss of approximately $146.4 million. We have also incurred losses in certain other years since our inception and anticipate that we may incur significant losses for the foreseeable future. We expect that our operating expenses will continue to increase significantly, including as we:
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
•continue to build our new GMP manufacturing facility;
•create additional infrastructure to support our operations, including expanding our sales and marketing organization;
•add operational, financial and management information systems and personnel to support our operations as a public company; and
•experience any delays or encounter issues with any of the above.
Our expenses could increase beyond expectations for a variety of reasons, including our growth strategy and the increase in our operations. Since our inception, we have financed our operations primarily from royalty revenue, revenue from upfront payments generated through our receipt of technology access fees and discovery research fees through the performance of service contracts with our partners, payments from partners upon the satisfaction of clinical milestones, government funding and one-off government grants, incurring debt, and from private placements of our common and convertible preferred shares. Given our strategy and plans to invest in enhancing and scaling our business, we will need to generate significant additional revenue to achieve and sustain future profitability. Even though we have achieved profitability in recent periods, we cannot be sure that we will remain profitable for any sustained period of time. We may not be able to generate sufficient revenue to achieve profitability and our recent and historical growth should not be considered indicative of our future performance.
Our revenue has fluctuated from period to period, and our revenue for any historical period may not be indicative of results that may be expected for any future period.

During the years ended December 31, 2021, 2022, and 2023, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, licensing revenue derived from use of the Trianni platform, research fees for research performed for our partners, and royalty payments on sales of bamlanivimab and bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2021 and

2022, these royalty payments related to our partnership with Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Therefore, royalty payments that we have received in recent periods are derived from a compound developed in a single partnership. In November 2022, the FDA announced that bamlanivimab and bebtelovimab, respectively, were no longer authorized for emergency use and, as a result, we do not expect to generate revenue from royalties associated with Lilly’s sales of our COVID-19 antibodies going forward. For the twelve months ended December 31, 2023, we did not generate any royalty revenues. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, our partners achieving development milestones or commercial sales, or the progress of our internal discovery programs, with respect to drug candidates utilizing antibodies discovered using our discovery and development engine. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our discovery and development engine, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.
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
•royalty payments received from our partnership with Lilly upon sales of bamlanivimab or bebtelovimab, which have varied significantly and were dependent on obtaining emergency use authorization by the FDA;
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
•expenditures involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with Bruker, and the outcome of this and any other future patent litigation we may be involved in;
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

For example, 2020 was the first year in which we received payments from a partner beyond upfront fees. The antibody, bamlanivimab, developed by Lilly, has undergone clinical testing and previously received emergency use authorization, or EUA, from the FDA, although the FDA in November 2022 announced that bamlanivimab is no longer authorized for emergency use in the U.S. We have received associated milestone payments and royalties on net sales in 2020, 2021, and 2022. Lilly progressed into these clinical trials at a greatly accelerated pace as a result of the Coronavirus Treatment Acceleration Program, which is a special emergency program for possible coronavirus therapies created by the FDA in 2020 to expedite the development of potentially safe and effective life-saving treatments to combat the COVID-19 pandemic. With respect to other or future product candidates, there is no assurance that any of our partners or collaborators will be able to advance a product candidate through clinical development on this timeframe again in the future, or at all. We initiated our partnering program in 2015 and have only had three AbCellera discovery programs and three Trianni programs result in milestone or royalty payments to us to date, and we have not yet had a program receive marketing approval. There is no guarantee that we will continue to generate the levels of revenue, particularly milestone and royalty revenues, from our partnerships as we have experienced in recent periods. In addition, we have only recently begun to generate licensing revenue from our Trianni humanized rodent platform. There can be no assurance that we will continue to generate or expand our licensing revenue from this product offering in future periods.
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
Based on our current business plan, we believe our available liquidity from existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs and expenditure required for later stage development of our internal pipeline to IND. We do not anticipate the need of additional external funding over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery and development engine, or the realization of other risks described in this annual report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing. Such additional financing may not be available on terms acceptable to us or at all.
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including costs related to our intellectual property litigation with Bruker, and the outcome of this and any other future patent litigation we may be involved in;
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
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events such as the conflict in Israel and the Gaza Strip and additional escalating conflicts in the Middle East, and the related impact on our business and the markets generally. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Moreover, there has been recent instability of the global banking system. Continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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

We allocate our resources to pursue a particular development candidate or indication and, as a result, may fail to capitalize on other development candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For example, royalty revenue for years ended December 31, 2021 and 2022, have come exclusively from our partnership with Lilly. Milestone payments have primarily come from our partnership with Lilly and all licensing revenue has come from the use of the Trianni platform for the years ended December 31, 2021, 2022, and 2023. Because a significant portion of our revenue in 2021 and 2022 was derived from sales of bamlanivimab and bebtelovimab, the reduction in sales of these compounds that we have experienced in recent periods have reduced or eliminated our royalty revenues attributed to sales of this compound. For example, for the twelve months ended December 31, 2023, we did not receive any royalty revenues from our partnership with Lilly. If these reductions are not offset by increases in other sources of revenue, our results of operations for future periods may be materially and adversely affected.
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
We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we may need to hire additional accounting, finance and other personnel in connection with our efforts to continue to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our rapidly growing and increasingly dispersed employee base.
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
We have invested, and expect to continue to invest, in research and development efforts that further enhance our technology and platform. Such investments in technology are inherently risky and may affect our operating results. If the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
Since our inception, we have dedicated a substantial portion of our resources on the development of our engine and the technology that we incorporate to further enhance our antibody discovery and development engine, and our internal pipeline. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect operating results and that such investments may not generate sufficient technological advantage relative to alternatives in the market which would, in turn, impact revenues to offset liabilities assumed and expenses associated with these new investments. The industry in which we operate changes rapidly as a result of technological and drug developments, which may render our solutions less desirable. We believe that we must continue to invest a significant amount of time and resources in our discovery and development engine, and our internal pipeline, to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if our discovery and development engine is not able to accelerate the process of antibody discovery as quickly as we anticipate, or if our internal pipeline is not successful, our revenue and operating results may be adversely affected.
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

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
We may not be able to file INDs for our internal pipeline candidates on the timelines we expect. For example, we may experience delays with IND-enabling studies or manufacturing delays. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

We have no marketed proprietary products and have not yet independently started clinical development, which makes it difficult to assess our ability to independently develop future product candidates and monetize any resulting products.
As a company, we have no previous experience in advancing and completing clinical trials, and navigating and complying with the related regulatory requirements, including with respect to the submission of a New Drug Application, or NDA, or equivalent submission. We have not yet demonstrated our ability to independently conduct clinical development and obtain regulatory approval. To execute on our business plan, we will need to successfully reach agreement with multiple regulatory agencies on clinical and pre-clinical studies required for registration, execute our clinical development and manufacturing plans; and manage our spending as costs and expenses increase due to clinical trials, and regulatory approvals. If we are unsuccessful in accomplishing these objectives, we will not be able to develop any future product candidates independently and could fail to realize the potential advantages of doing so.
The life sciences and biotechnology platform technology market is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve profitability.
We face significant competition in the life sciences technology market. Our technologies address antibody therapeutic discovery and development challenges that are addressed by other platform technologies controlled by companies that have a variety of business models, including the development of internal pipelines of therapeutics, technology licensing, and the sale of instruments and devices. Examples of technical competition at different steps of our discovery and development engine include:
•In the field of single-cell screening, companies that provide access to similar technologies such as Bruker, Twist Bioscience Corp, HiFiBio Inc., Ligand Pharmaceuticals Inc., and Sphere Fluidics Ltd.
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
If we are unable to support demand for our antibody discovery and development engine, including ensuring that we have adequate teams and facilities to meet our current and future pipeline, or if we are unable to successfully manage our anticipated growth, our business could suffer.
As we initiate discovery programs and progress on internal programs, our operational capacity to execute such research activities may become strained. We may also need to purchase additional equipment, some of which can take several months or more to procure and set up. There is no assurance that the allocation of these resources, and investment in additional resources, will be successfully implemented and in a timely manner. For example, we are currently expanding our facilities in Vancouver, British Columbia. Such facilities require purpose-built buildings often with rezoning requirements. Such projects are typically long in duration and subject to delays. Failure to manage this growth could result in delays, higher costs, declining quality, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our data packages and could damage our reputation and the prospects for our business.
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
The industries we serve are characterized by significant enhancements and evolving industry standards. As a result, our and our partners’ needs are rapidly evolving. If we do not appropriately innovate and invest in new technologies, our discovery and development engine and internal pipeline may become less desirable in the markets we serve, our partners could move to new technologies offered by our competitors or engage in antibody discovery themselves, and the internal pipeline we invest in could be less successful. Without the timely introduction of new solutions and technological enhancements, our offerings will likely become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new technologies and markets to further broaden and deepen our capabilities and expertise in antibody discovery and development. For example, to the extent we fail to timely introduce new and innovative technologies or solutions, adequately predict our partners’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.

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
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cyberattacks could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. If we were to experience an attempted or successful cybersecurity attack of our information systems or data, the costs associated with the investigation, remediation and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. Failure to report any such material cybersecurity incidents in a timely manner to the Securities Exchange Commission, on Form 8-K, may result in adverse impacts to our reputation. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal and international law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies, and potentially disrupt our business.
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

Our restructuring and reorganization activities may be disruptive to our operations or ineffective.

Recently, in November 2023, we underwent restructuring to better align our efforts towards the clinical development of new antibody medicines for patients. Headcount was reduced by approximately 10% and the restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. We cannot be certain that any of our restructuring efforts will be successful, or that we will be able to realize other anticipated benefits, savings and improvements from our current restructuring plan. We may also discover that these restructuring measures will make it difficult for us to pursue new opportunities and initiatives and may require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may also take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

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
Our data packages are currently not subject to approval by the FDA. However, our business could in the future become subject to regulation by the FDA, or comparable international agencies. For example, in May 2020, we announced that we received a commitment from the Government of Canada under Innovation, Science and Economic Development’s, or ISED, Strategic Innovation Fund, or SIF, of up to CAD $175.6 million ($125.6 million), the proceeds of which are being used to build a GMP facility in Vancouver, British Columbia, which will house our manufacturing and manufacturing support infrastructure. This facility, once completed, will become subject to various regulations, which could include regular inspections, certifications and audits. Further, in May 2023, we entered into multi-year contribution agreements where up to CAD $225.0 million ($166.7 million) and CAD $75.0 million ($55.6 million) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. Such regulatory approval processes or clearances may be expensive, time-consuming and uncertain, and our failure to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, including regulation of our data packages, could arise at any time, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our data packages or future products, if required.

Our agreements with the Government of Canada and Government of British Columbia includes certain financial and non-financial covenants and other obligations in relation to the project, including restrictions on dividend payments that would prevent the Company from satisfying the obligations under the agreements, the maintenance of certain gross capital expenditures in Canada, certain research and development expenditures in Canada, and the achievement of certain headcount requirements in Canada. In addition, the Company has agreed to notice and consent rights to the counterparties upon certain events related to a change in control of the Company. Breach of the covenants and obligations under the respective agreements with the Government of Canada and British Columbia, subject to applicable cure, may result in suspending, or terminating funding under the respective agreements, demanding repayment of funding previously received and/or terminating the respective agreements, reputational damages that could impact future government relationships, and have adverse consequences on our business. We may not have enough available cash or be able to obtain financing at the time we are required to repay any such amounts.
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
Growth of our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of Canada and the United States.
We currently have entities in Canada, the United States, Australia, and the United Kingdom. Doing business internationally involves a number of risks including:
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
We currently have entities in Canada, the United States, Australia, and the United Kingdom. Substantially all of our revenue is paid in US dollars. We expect that our US dollar earned revenue will continue to account for a significant percentage of our total revenue for the foreseeable future.
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
Although we expect business acquisitions will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration and uncertainties related to certain assets acquired as a result of the acquisitions.
In September 2021, we consummated the TetraGenetics acquisition. As we continue to integrate our processes, programs and other components of our business, we expect our ongoing efforts to include additional costs and resources. If we are not able to optimize integration of TetraGenetics, or if we change our planned use of in process research and development, we might not realize synergies and other benefits to us and/or there could be a future impairment of the corresponding intangible asset.

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
We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our discovery and development engine and related technologies and uses thereof, as we deem appropriate. Our patents and patent applications in the United States, Canada and certain foreign jurisdictions relate to our technology. However, obtaining and enforcing patents in our industry is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. There can be no assurance that the claims of our patents (or any patent application that issues as a patent), will exclude others from making, using or selling our technology or technology that is substantially similar to ours. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our technology without our permission, and we may not be able to stop them from doing so. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We may incorrectly interpret the terms of intellectual property or licensing agreements, which could result in unexpected expenses to be incurred by the Company.
As of December 31, 2023, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
We may not be aware of all third-party intellectual property rights potentially relating to our discovery and development engine. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications or licensed patents and patent applications has been found, which could be used by a third-party to challenge their validity, or prevent a patent from issuing from a pending patent application.
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
We are party to a royalty-bearing license agreement with the University of British Columbia that grants us exclusive rights to exploit certain patent rights that are related to our systems. Through our acquisition of Lineage, we obtained an exclusive license from Stanford University to patents and patent applications directed toward immune repertoire sequencing. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Some of our license agreements impose, and we expect that any future exclusive in-license agreements will impose, various development, diligence, commercialization and other obligations on us. We may enter into agreements in the future, with other licensors under which we obtain certain intellectual property rights relating to our discovery and development engine. These agreements take the form of exclusive license or of actual ownership of intellectual property rights or technology from third parties. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties.
Moreover, disputes may arise with respect to our licensing or other upstream agreements, including:
•the scope of rights and obligations granted under the agreements and other interpretation-related issues;
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
•the interpretation of any financial obligation related to our in-licensing agreements; and
•the priority of invention of patented technology.
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

We are currently, and in the future may be, involved in litigation and other proceedings related to intellectual property, which could be time-intensive and costly and may adversely affect our business, financial condition, results of operations and prospects.
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

In addition, we may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems, and we are currently engaged in litigation with such third parties (i.e., Bruker and Schrader). Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future programs or technologies may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our discovery and development engine, or the systems, workflows, consumables and reagent kits that comprise our discovery and development engine, infringes these patents. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our discovery and development engine, including our systems, workflows, consumables and reagent kits. Under the applicable law of certain jurisdictions, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our technologies. We may incorrectly determine that our technologies are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our technologies.
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

In July 2020, we filed a complaint against Bruker Cellular Analysis (formerly known as Berkeley Lights, Inc.; Berkeley Lights, Inc. rebranded itself as PhenomeX and was later acquired by Bruker Cellular Analysis) ("Bruker"), in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Bruker's Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the three lawsuits were transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated. In 2021, Bruker filed Petitions for inter partes review of U.S. Patent Nos. 10,087,408, 10,421,936, and 10,738,270. The PTAB subsequently denied two Petition but instituted one Petition. Trial on the instituted Petition occurred in November 2022 and in January 2023, the PTAB issued its Final Written Decision with respect to U.S. Patent No. 10,087,408 rejecting all of Bruker's grounds of unpatentability and determining that none of the challenged claims are unpatentable. The PTAB issued a second written opinion denying Bruker's request for rehearing of its prior written decision. On July 26, 2023, Bruker filed a Notice of Appeal in IPR2021-1249 matter to the United States Court of Appeals for the Federal Circuit. The Company believes the IPR appeal is meritless and that the PTAB's decision will be upheld. The district court cases are continuing to move forward with discovery. A trial date has not been set.
In the event that Bruker were to prevail in the litigation against us, as a result of which Bruker could continue to sell its products, it could reduce our competitive advantage and differentiation in the market place, impairing our ability to bring in new business. Furthermore, Bruker may seek to invalidate the asserted patents during the litigation. If Bruker succeeds in invalidating the asserted patents, the strength of our intellectual property portfolio could be adversely affected and our ability to protect our technology, business and reputation or to generate licensing revenue from our intellectual property would be adversely impacted.
The outcome of our civil litigation with Schrader may adversely affect our business, financial condition, results of operations and prospects.
On October 14, 2022, the Estate of John Schrader and ImmVivos Pharmaceuticals Inc. filed a lawsuit naming as co-defendants the Company, some of its affiliates and Dr. Carl Hansen, the Company's CEO. The lawsuit was filed in the Supreme Court of British Columbia (Vancouver). The complaint alleges breach of an implied partnership or joint venture between Dr. John Schrader and Dr. Hansen and further alleges patent infringement of an issued Canadian patent (No. 2,655,511). The complaint seeks financial damages as well as other declarations. The Company recently filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. All co-defendants have been served. The Company is proceeding to seek dismissal of certain Company affiliates for lack of jurisdiction. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless and frivolous in all respects and intends to defend itself appropriately.

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
Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. We are currently engaged in a lawsuit with Bruker based upon our allegations of its infringement of our intellectual property rights and we may become involved in additional lawsuits in the future. We are also engaged in a civil lawsuit with Schrader based upon allegations of, among other things, infringement of their intellectual property. If we do not prevail in such legal proceedings, we may be required to pay damages, we may lose significant intellectual property protection for our technologies, such that competitors could copy our technologies and we could be forced to cease selling certain of our data packages. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable. Even if we do prevail in any future litigation related to intellectual property rights, the cost and time requirements of the litigation could negatively impact our financial results.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, including the determination of contingent liabilities, that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common shares.
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
The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income (such as interest income), or at least 50% of the gross value of our assets (determined on the basis of a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we utilize any cash that was raised in any of our financing transactions. If we were a publicly traded CFC or not a CFC for any part of such year, the value of our assets generally may be determined by reference to the fair market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We believe we were not classified as a PFIC during the taxable year ended December 31, 2023. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, we cannot provide any assurances regarding our PFIC status for any current or future taxable years.
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
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the Canada Revenue Agency, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
General Risk Factors
Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse impact on our results of operations and the market value of our common stock.
The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. Refer to Note 19 of our consolidated financial statements for additional information. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.
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
•general political and economic conditions, including those resulting from the conflict between Russia and Ukraine and the attendant sanctions, in addition to the conflict in Israel and the Gaza strip, as well as social and political unrest in the Middle East and the related impact on our business and the markets generally; and
•other events or factors, many of which are beyond our control.
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
Requirements associated with being a public company could increase our costs significantly, as well as divert significant company resources and management attention.
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

The rules and regulations applicable to public companies require substantial legal and financial compliance costs and make some activities time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. These costs decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. In addition, as a public company, it is more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.
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
•Potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require the Company to maintain letters of credit or other credit support arrangements; and
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company maintains an Enterprise Risk Management (ERM) program that is designed to identify, analyze and manage risks, including risks from cybersecurity threats. This program scores, ranks, and reports risks to Company management based on the likelihood and impact the risk has relative to the strategic objectives and financial standing of the Company.

The Company maintains a cybersecurity risk management program that includes, but is not limited to, periodic risk assessments and employee awareness training initiatives, as well as the employment of security analytical and assessment tools. We also maintain a cybersecurity incident response plan designed to help the Company defend against evolving cybersecurity threats, which sets out criteria for incident classification and procedures to escalate incidents to the appropriate stakeholders. We regularly monitor and assess the various components of our cybersecurity infrastructure, with the support of both internal and external resources.

The Company has also established a process to identify and assess potential risks arising from cybersecurity threats associated with our use of critical third-party service providers. This process includes, as appropriate, conducting assessments of third-party providers' cybersecurity capabilities and reviewing third party providers’ processes for alignment with our internal cybersecurity requirements.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. We discuss how cybersecurity incidents could materially affect us in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

The Chief Legal and Compliance Officer (CLO), and our dedicated information technology (IT) team, lead the Company's overall cybersecurity efforts. The CLO oversees the Company’s cybersecurity risk management through regular meetings with the IT team to discuss, as appropriate, risks from cybersecurity threats. As part of our ERM process, our CLO and other senior management positions report on identified cybersecurity risks, as appropriate, to the Audit Committee and the Board.

Management is responsible for the day-to-day management of risks we face, while our Board of Directors (Board), as a whole and through its committees, provides guidance on the oversight of risk management.

The Audit Committee reviews the effectiveness of the Company’s governance and management of cybersecurity risks, including those relating to business continuity, regulatory compliance and data management. The Audit Committee, at least annually, reviews and considers the results of our ERM process, including as it relates to risks from cybersecurity threats, and provides updates, as appropriate or required, to management and the Board.

Item 2. Properties.
Our corporate headquarters and research and development facilities are located in Vancouver, British Columbia, where we lease approximately 130,000 square feet of space under leases expiring between 2024 and 2031. In 2021, through our Dayhu and Beedie joint ventures, we began building out a new, dedicated corporate headquarters currently under construction that will provide us with 387,000 square feet of additional lab and office space under lease which expire starting in 2037 with further renewal options. Further, our 123,000 square feet GMP facility is currently under construction on the land we purchased in 2022 in Vancouver.
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
We are currently involved in the following litigation matters:
Patent Infringement Litigation
In July 2020, we filed a complaint against Bruker Cellular Analysis (on October 3, 2023, PhenomeX, the successor to Berkeley Lights was acquired by Bruker Cellular Analysis), in the United States District Court for the District of Delaware, alleging that Bruker Cellular Analysis infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Bruker Cellular Analysis’ Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Bruker Cellular Analysis in the United States District Court for the District of Delaware, alleging that Bruker Cellular Analysis infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Bruker Cellular Analysis in the United States District Court for the District of Delaware, alleging that Bruker Cellular Analysis infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the judge assigned to these three lawsuits ordered that they be transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated and assigned to the Honorable Judge Lucy Koh. In February 2021, Bruker Cellular Analysis filed a motion seeking leave to amend its counterclaims to add the allegations of unfair competition (as plead in the case described below) against AbCellera only. In July 2021, the Court allowed Bruker Cellular Analysis to amend its counterclaims to add the unfair competition claims subject to our right to seek dismissal with prejudice should the counterclaims not overcome objections previously presented by us to the court. The Company is continuing to oppose the unfounded counterclaim and we intend to seek dismissal with prejudice. In March 2021, the court set this matter down for a jury trial with a December 12, 2022 start date. In July 2021, Bruker Cellular Analysis filed a Petition for inter partes review of U.S. Patent No. 10,087,408 that we exclusively license from the University of British Columbia. In July 2021, Bruker Cellular Analysis filed a second Petition for inter partes review of U.S. Patent No. 10,421,936 that we exclusively license from the University of British Columbia. In August 2021, Bruker Cellular Analysis filed a third Petition for inter partes review of U.S. Patent No. 10,738,270 that we exclusively license from the University of British Columbia. In August 2021, the court stayed the patent litigation against Bruker Cellular Analysis in view of the Petitions for inter partes Review filed by Bruker Cellular Analysis. In January 2022, the PTAB denied one petition and instituted one petition. In February 2022, the PTAB denied the final petition. Trial on the instituted petition occurred in November 2022. In January 2023, the PTAB issued its Final Written Decision with respect to our U.S. Patent No. 10,087,408 rejecting all of Bruker Cellular Analysis’ grounds of unpatentability and determining that none of the challenged claims are unpatentable. Because the three aforementioned inter partes review matters have been resolved, we intend to seek relief from the Court to lift the pending stay and resume our patent infringement action against Bruker

Cellular Analysis. On August 4, 2023, the District Court lifted the stay in the pending matter against Bruker Cellular Analysis. The case has since resumed. No trial date has been set. The Company maintains its belief in the merits of this infringement matter and will continue to enforce its intellectual property portfolio worldwide.
On July 26, 2023, Bruker Cellular Analysis filed a Notice of Appeal in IPR2021-1249 matter. The Company believes the appeal is meritless and that the decision of the United States Patent Trial and Appeal Board will be upheld.
Unfair Competition and Declaratory Judgment of Non-Infringement
In August 2020, Bruker Cellular Analysis filed a complaint in the Northern District of California against us and our wholly-owned subsidiary Lineage Inc. The complaint includes two counts of unfair competition and one count of non-infringement of a U.S. patent: Patent No. 10,058,839 (the “’839 patent”). Bruker Cellular Analysis is seeking, among other things, damages and a declaratory judgment of non-infringement of the ’839 patent. We filed a motion to dismiss the action for lack of jurisdiction and failure to state a claim upon which relief can be granted pursuant to Federal Rules of Civil Procedure 12(b) 1, 2, and 6. In January 2021, the Court determined that there was no jurisdiction over AbCellera or Lineage and dismissed the unfair competition claims but ordered jurisdictional discovery on a limited basis with respect to AbCellera only regarding Bruker Cellular Analysis’ request for declaratory judgment on the ‘839 patent. In July 2021, Bruker Cellular Analysis voluntarily dismissed this lawsuit.
Civil Lawsuit
On October 14, 2022, the Estate of John Schrader and ImmVivos Pharmaceuticals Inc. filed a lawsuit naming as co-defendants the Company, some of its affiliates and Dr. Carl Hansen, the Company's CEO. The lawsuit was filed in the Supreme Court of British Columbia (Vancouver). The complaint alleges breach of an implied partnership or joint venture between Dr. John Schrader and Dr. Hansen and further alleges patent infringement of an issued Canadian patent (No. 2,655,511). The complaint seeks financial damages as well as other declarations. The Company recently filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. All co-defendants have been served. The Company is proceeding to seek dismissal of certain Company affiliates for lack of jurisdiction. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless and frivolous in all respects and intends to defend itself appropriately.
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
The following graph compares the cumulative total return to shareholder return on our common shares relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common share and each index on December 11, 2020 (the first day of trading of our common share) and its relative performance is tracked through December 31, 2023. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common share to date. The shareholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

Comparison of Cumulative Total Return Among

AbCellera Biologics (ABCL)
Nasdaq Composite Index
Nasdaq Biotechnology Index
$140
$120
$100
$80
$60
$40
$20
$-
11/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23

Holders of Common Shares
As of February 15, 2024, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were approximately 75 holders of record of our common shares.
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
Overview
We are a team of scientists, engineers, creatives, and business professionals addressing the barriers of conventional antibody drug development. We believe investments in technology will improve the quality, speed, and success of drug development and that long-term value creation begins with building a great company that can create multiple products, repeatedly and successfully. To maximize the value and impact of our work, we are advancing a pipeline of programs and strategically partnering with groups with novel science or innovative technology.
We focus on the development of antibody-based drugs and are committed to improving discovery and development. We aim to build a competitive advantage in bringing antibody therapeutics from target into clinical testing by combining expertise, technologies, and infrastructure to build an integrated engine for antibody drug discovery and development. We think deeply about capital allocation and strive to maximize long-term value while mitigating the risks that are inherent in drug development and in scaling a company. We look for opportunities where we believe low-risk investments in building technology and operational efficiency can create a sustained competitive advantage and drive long-term value by making biologics drug development faster and more efficient.
We structure our agreements in a way that is designed to align our partners’ economic interests with our own. We deliberately partner with companies of all sizes to propel programs pursuing the best ideas for new antibody-based drugs to the clinic, together. We enable discovery against targets that have traditionally been intractable, and we accelerate programs against less difficult targets.
As our capabilities have grown, we are also strategically leveraging our engine to develop internal programs to address areas of high unmet medical need and to advance our pipeline of first-in-class and best-in-class medicines.
Our deals emphasize participation in the success and upside of future antibody therapeutic candidates. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, and downstream payments in the form of clinical and commercial milestones, and royalties on net sales. We also participate in alternative investment opportunities including equity in our business partners and various rights for deeper involvement in moving molecules forward. Longer-term, we are eligible to receive additional payments upon satisfaction of clinical and commercial milestones, which we refer to as milestone payments, as well as royalties on sales of approved products derived from antibodies that we discover for our partners. Our partnerships generally include royalty payments (or equivalents) on net sales. For discovery agreements, these are typically in the single-digit to low-double digit range. We believe that our internal programs, if successfully out-licensed, may generate substantial upfront payments and royalty positions on net sales in the high single-digits to high teens range, in addition to clinical and commercial milestones.
We focus a substantial portion of our resources on research and development efforts towards strengthening our discovery and development engine and developing a pipeline of internal and co-development programs. We expect to continue to make significant investments in this area for the foreseeable future, over time shifting effort from engine development towards engine application. We expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•invest in research and development activities to improve our antibody discovery and development engine including investments in completing the construction of our small-scale manufacturing facility and our new headquarters through our joint ventures;
•pursue internal and co-development programs in preclinical and eventually clinical development;
•market and sell our solutions to existing and new strategic partners;
•expand and enhance operations to deliver programs, including investments in manufacturing;

•acquire businesses or technologies to support the growth of our business;
•attract, hire and retain qualified personnel; and
•continue to establish, protect and defend our intellectual property and patent portfolio, including our ongoing litigation.
To date, we have financed our operations primarily from revenue from our antibody discovery partnerships in the form of royalty revenue, government funding from grants, and from the issuance and sale of convertible preferred shares and notes, and common shares. Additionally, we have twice secured significant government co-investments in the form of non-dilutive capital to help fund research and development, including internal programs, and facility construction.
The Company has advanced two AbCellera-led programs into IND-enabling studies. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class and best-in-class antibody therapies. We have started a cumulative total 87 partner-initiated programs with downstream participation and have seen a cumulative total 13 molecules advanced into the clinic, as illustrated by the following chart. In 2023, we added 29 new programs under contract, started 12 partner-initiated programs with downstream participation, and saw partners advance five molecules into the clinic.

Financial Highlights
The following table summarizes our key operating results for the years ended December 31, 2021, 2022, and 2023. All figures are in U.S. dollars and amounts are expressed in thousands, except earnings (loss) per share data:

	Twelve Months Ended December 31,
Financial Performance	2021	2022	2023
Revenues:
Research fees	$19,076	$40,802	$35,556
Licensing revenue	20,778	696	969
Milestone payments	8,000	900	1,500
Royalty revenue	327,349	443,026	—
Total revenue	375,203	485,424	38,025
Operating expenses:
Royalty fees	45,516	66,436	—
Research and development(1)	62,062	107,879	175,658
Other operating expenses	63,212	94,598	99,574
Total operating expenses	170,790	268,913	275,232
Income (loss) from operations	204,413	216,511	(237,207)
Total other (income)	(14,736)	(22,588)	(63,178)
Net earnings (loss) before income tax	219,149	239,099	(174,029)
Net earnings (loss)	153,464	158,519	(146,398)
Net earnings (loss) per share attributable to common shareholders
Basic	$0.56	$0.56	$(0.51)
Diluted	$0.48	$0.50	$(0.51)
Operating expenses include stock-based compensation:
Research and development expenses	15,663	24,327	31,781
Sales and marketing expenses	2,120	3,134	5,129
General and administrative expenses	12,863	22,020	27,274

Financial Position and Liquidity		December 31, 2022	December 31, 2023
Cash and cash equivalents		$386,535	$133,320
Marketable securities		499,950	627,265
Total cash, cash equivalents, and marketable securities		886,485	760,585
Total assets		1,540,907	1,488,094
Total shareholders' equity		1,233,277	1,152,318
(1)Exclusive of depreciation, amortization, and impairment.
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
•Engaging with strategic partners. Our potential to grow revenue, in both the near and long term, is dependent on successfully engaging with strategic partners. For existing strategic partners, we seek to expand our relationships with them to collaborate on additional programs initiated by them as well as to create a basis for potentially out-licensing some of our internal programs. Our teams are selective in determining which partners we choose to engage with, focusing on the opportunities with the strong potential to generate significant value in the long term.
•Our partners successfully developing and commercializing the antibodies that we discover. We estimate that, based on the terms of our existing contracts and estimates of historical rates of success of antibody drug development, the vast majority of the potential value for each program is represented by potential future milestone payments and royalties rather than research fees. As a result, we believe our business and our future results of operations will be highly reliant on the degree to which our partners successfully develop and commercialize the antibodies that we discover based on contracts with our partners. As our partners continue to advance development of the antibodies that we have discovered, we expect to start receiving additional milestone payments and royalties if any partners commence commercial sales of such antibodies.
•Rate and timing of selecting and initiating discovery projects by our partners. Once programs are secured under contract, partners must propose targets and agree on a detailed statement of work before we commence discovery research on any antibodies. The rate and timing of such selection and initiation differs from partner to partner. Research fees that we recognize under our partnerships depend on our delivery of antibodies for development by our partners and delays by our partners in selecting targets and agreeing on statements of work will impact revenue recognition.
•Successfully out-licensing drug candidates from our internal programs. We believe that our internal programs may result in drug candidates of interest to other drug developers with capabilities complimentary to our own. Where these capabilities can be expected to enhance the value of our drug candidate, we may seek to out-license. Successful out-licensing agreements could generate substantial up-front payments in addition to later milestone payments and royalties. Our financial performance may therefore be impacted by our ability to produce and out-license such drug candidates from our internal programs.
•Investing in enhancements to our discovery and development engine. Our ability to maintain and expand our partnerships is dependent on the advantages our discovery and development engine delivers to our partners and our internal programs. We intend to maintain our leading position through investments in research and development to refine and add capabilities in areas such as computation, protein engineering, immunization technologies, genetically engineered rodents and cell line selection. Specifically, we are currently completing our investments in integrated preclinical development and antibody manufacturing. We have also successfully executed and will continue to look for strategic technology acquisitions to improve, broaden and deepen our capabilities and expertise in antibody discovery and development, or those that offer opportunities to expand our business into adjacent therapeutic modalities. We intend to continue to devote resources to continue to improve our discovery differentiation which will impact our financial performance.
•Pursuing drug discovery and development opportunities internally. As the capabilities of our discovery and development engine have matured we are increasingly in a position to pursue attractive, well-validated targets ourselves, e.g. in the GPCR, ion channel, and TCE spaces. Such programs have the potential to yield first-in-class drug candidates in indications with substantial unmet medical need which we would wholly own. We plan on investing significant resources in the preclinical and, eventually, clinical development of internal programs which will impact our financial results. The investments in each program are undertaken at risk and may ultimately not yield a return.

Key Business Metrics
We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that the following metrics are important to understand our current business. These metrics may change or may be substituted for additional or different metrics as our business develops as further described below with respect to changes in this and upcoming reports.

Cumulative Metrics	December 31, 2022	December 31, 2023	Change %
Number of discovery partners	40	46	15%
Programs under contract	174	203	17%
Partner-initiated program starts with downstreams*	75	87	16%
Molecules in the clinic	8	13	63%
*Metric adjusted from prior reporting
Number of discovery partners represents the unique number of partners with whom we have executed partnership contracts. We view this metric as an indication of the competitiveness of our engine and our level of market penetration. The metric also relates to our opportunities to secure programs under contract.
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
Partner-initiated program starts with downstreams represent the number of unique partner-initiated programs where we stand to participate financially in downstream success for which we have commenced the discovery effort. The discovery effort commences on the later of (i) the day on which we receive sufficient reagents to start discovery of antibodies against a target and (ii) the day on which the kick-off meeting for the program is held. We view this metric as an indication of the selection and initiation of projects by our partners and the resulting potential for near-term payments. Cumulatively, partner-initiated program starts with downstream participation indicate our total opportunities to earn downstream revenue from milestone fees and royalties (or royalty equivalents) in the mid- to long-term. This is the first time we disclose this metric. See discussion below for additional explanation.
Molecules in the clinic represent the count of unique molecules for which an Investigational New Drug, or IND, New Animal Drug, or equivalent under other regulatory regimes, application has reached "open" status or has otherwise been approved based on an antibody that was discovered either by us or by a partner using licensed AbCellera technology. Where the date of such application approval is not known to us, the date of the first public announcement of a clinical trial will be used for the purpose of this metric. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long term.
Discussion of Current and Future Changes. For the year ended December 31, 2023 we have made a change to our Key Business Metric relating to program starts, which we describe below. In addition, we are changing the set of metrics we will include within our 2024 disclosures which is also outlined below.
Number of Discovery Partners and Programs Under Contract
As our business has matured, we no longer consider the Number of Discovery Partners or Programs Under Contract meaningful metrics to evaluate our business.

We continue to focus on strategic partnerships rather than on deal volume in partnering, and we expect to increasingly drive value from our pipeline of internal and co-development programs. Both of these activities are best reported and viewed on an individual basis and not well represented by these two business metrics. As such, going forward, we will no longer be reporting on the Number of Discovery Partners and Programs Under Contract as continued discussion of the metrics provides no significant additional insight.

Program Starts
We have also adjusted the business metric definition for program starts by (a) removing AbCellera-initiated programs that have been out-licensed or partnered and (b) excluding programs without downstream participation.

a.Removal of AbCellera-initiated programs. In future, we expect to strike deals on more of our own programs, e.g. on the basis of our T-cell-engager platform, and will report on these separately, which is why we have made this modification. Historically, that has happened once, when we partnered our COVID-19 program to Lilly. Under the previous definition of Partnered Program Starts, this program was included, and the total cumulative number of Partnered Program Starts at the end of December 2023 correspondingly would have been one higher: 113 cumulative total partnered program starts compared to 112 partner-initiated program starts.
b.Exclusion of programs without downstream participation. Of the cumulative total 112 partner-initiated program starts, 87 programs included a position for downstream participation. When we first chose Program Starts as a business metric, we wanted to reflect both the near-term aspects of our antibody-discovery partnerships – such as operational capacity and potential for near-term payments – as well as the opportunities to earn downstream revenue from the resulting portfolio of downstream stakes in the mid-to-long term. As our strategy is unfolding, our main focus for partner-initiated programs is on adding value to the portfolio. Consequently, we are now including only programs with downstream participation.

If we had reported on our original metric of cumulative partnered program starts, the number would have been 101 for December 31, 2022.

The table below outlines the details of molecules in the clinic as of December 31, 2023:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
Bebtelovimab (LY-CoV1404)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
TAK-920/DNL919	Phase 1*	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera partner-initiated discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera partner-initiated discovery
IVX-01	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Undisclosed	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Undisclosed	Animal Health	AbCellera partner-initiated discovery
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	Phase 1*	Undisclosed	Undisclosed	Trianni license
AB-2100	IND open	Arsenal Bio	Oncology	Trianni license
*Expect no further progress

Summary of partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to December 31, 2023:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Undisclosed	Multi-target, multi-year	Undisclosed	December 28, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021

Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
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
We expect that our revenue, particularly revenue arising from royalties of antibodies sold by our partners, will fluctuate from period to period due to variances in demand for such antibodies and the status of regulatory approvals or emergency use authorizations for such antibodies. For example, in November 2022, the FDA announced bebtelovimab is no longer authorized for emergency use in the U.S. We expect that our overall revenue will fluctuate from period to period due to the timing of securing additional programs under contract and the progress of our internal programs, the inherently uncertain nature of the timing of milestone achievement, our dependence on the program decisions of our partners, and uncertainty in sales of our antibodies by our partners that generate royalty revenue.
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
Research and development expenses. Research and development expenses primarily consist of salaries, benefits, incentive compensation, stock-based compensation, laboratory supplies and materials expenses for employees and contractors engaged in research and product development. These expenses are exclusive of depreciation, amortization, and impairment. Research and development activities consist of discovery research for partners, investments made in co-development and internal programs, and internal development of our discovery and development engine. We have not historically tracked our research and development expenses on a partner-by-partner basis or on a product candidate-by-product candidate basis.
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
Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, benefits, incentive compensation, stock-based compensation costs for employees within our commercial sales functions, and marketing and travel expenses. We expect our sales and marketing expenses to increase in absolute dollars as we expand our commercial sales, increase our presence globally, and increase marketing activities to drive awareness and adoption of our discovery and development engine. While these expenses may vary from period to period as a percentage of revenue, we expect these expenses to increase as a percentage of sales in the short term as we continue to grow our commercial organization to drive anticipated growth in the business.
General and administrative expenses. General and administrative expenses primarily consist of salaries, benefits, incentive compensation, stock-based compensation costs for employees in our executive, accounting and finance, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. We expect these expenses to vary from period to period as a percentage of revenue.
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
Grants and incentives. Grants and incentives include cost recovery on activities that qualified for approved projects supported by grant funding or tax credits. Grants primarily include the benefit from programs administered by the Canadian federal and provincial governments. To the extent that grant funding covers capital expenditures, a deferred credit is recorded on the balance sheet and recognized ratably over the benefit period of the related expenditure for which the grant was intended to compensate.

Tax credits primarily include benefits from the Canadian and Australian federal and local research and development programs and are non-refundable. Non-refundable tax credits are recognized as a reduction to income tax expense in the year they are earned. We expect to continue to benefit from these tax programs in the future.
Other. Other consists primarily of fair value adjustments of contingent consideration and marketable securities, and includes foreign exchange gains or losses due to fluctuations in exchange rates from the jurisdictions that we operate in against the U.S. dollar.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2023
Revenue

	December 31,		Change
	2022	2023	Amount	%
Revenue:
Research fees	$40,802	$35,556	$(5,246)	(13)%
Licensing revenue	696	969	273	39%
Milestone payments	900	1,500	600	67%
Royalty revenue	443,026	—	(443,026)	(100)%
Total revenue	$485,424	$38,025	$(447,399)	(92)%
Revenue decreased by $447.4 million from the year ended December 31, 2022, compared to the year ended December 31, 2023. The decrease was driven primarily by the absence of royalty revenue recognized in the period since the FDA announced that bebtelovimab is no longer authorized for emergency use in any U.S. region in the fourth quarter of 2022. Research fees decreased by $5.2 million due to the timing and mix of programs executed for our partners.

Operating Expenses
Royalty Fees

	December 31,		Change
	2022	2023	Amount	%
Royalty fees	$66,436	$—	$(66,436)	(100)%
Royalty fees for the year ended December 31, 2022 and December 31, 2023 were $66.4 million and nil, respectively. Royalty fees in 2022 were attributable to the royalty revenues received by the Company from sales of bamlanivimab and bebtelovimab by Lilly.

Research and Development

	December 31,		Change
	2022	2023	Amount	%
Research and development	$107,879	$175,658	$67,779	63%
Research and development expenses increased by $67.8 million, or 63%, from the year ended December 31, 2022, compared to the year ended December 31, 2023. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs. Approximately $31.6 million of the increase is related to a specific one time payment in our investment in internal programs in 2023. The remaining increase includes a $19.9 million increase in compensation-related expenses consistent with the increase in headcount, of which $7.5 million relates to stock-based compensation. In addition, there is a $16.3 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.

Sales and Marketing

	December 31,		Change
	2022	2023	Amount	%
Sales and marketing	$11,270	$14,180	$2,910	26%
Sales and marketing expenses increased by $2.9 million, or 26%, from the year ended December 31, 2022, compared to the year ended December 31, 2023. The increase was attributable to compensation costs and other expenses related to our business development activity.

General and Administrative

	December 31,		Change
	2022	2023	Amount	%
General and administrative	$55,485	$60,999	$5,514	10%
General and administrative expenses increased by $5.5 million, or 10%, from the year ended December 31, 2022, compared to the year ended December 31, 2023. $4.8 million of the increase in general and administrative expense is compensation-related and driven by the increase in headcount. The remaining expenses incurred to support the growth of the Company was offset by a decrease in legal and consulting fees.

Depreciation, Amortization, and Impairment

	December 31,		Change
	2022	2023	Amount	%
Depreciation, amortization, and impairment	$27,843	$24,395	$(3,448)	(12)%
Depreciation, amortization, and impairment expenses decreased by $3.4 million in 2023, or (12)% compared to the year ended December 31, 2022. An increase in depreciation expense of $4.9 million from an increase in equipment in use, facilities, and capital equipment purchases was offset by an impairment charge of $8.4 million (or $6.3 million, net of deferred income tax) recognized in 2022 where the Company recognized a full impairment charge of the carrying value of one distinct program from our suite of next-generation mice acquired through our 2020 Trianni acquisition. The discontinuance of this specific mouse program does not have an impact on the validity and continued development of our remaining suite of next-generation transgenic humanized mice and does not impact our business model and ability to deliver on our antibody discovery and development engine.

Interest (Income)

	December 31,		Change
	2022	2023	Amount	%
Interest (income)	$(15,886)	$(42,247)	$(26,361)	166%
Interest income increased by $26.4 million, or 166%, from the year ended December 31, 2022, compared to the year ended December 31, 2023. The increase was primarily driven by an increase in interest rates on our cash and cash equivalents and marketable securities balances in the year ended December 31, 2023, compared to the year ended December 31, 2022.

Grants and Incentives (Income)

	December 31,		Change
	2022	2023	Amount	%
Grants and incentives	$(10,554)	$(14,155)	$(3,601)	34%
Grants and incentives increased by $3.6 million, or 34%, from the year ended December 31, 2022, compared to the year ended December 31, 2023. This increase was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.

Other (Income)

	December 31,		Change
	2022	2023	Amount	%
Other	$4,045	$(6,776)	$(10,821)	(268)%
Other (income) increased by $10.8 million, or 268%, from the year ended December 31, 2022, compared to the year ended December 31, 2023. The increase included other income and a gain on fair value adjustments related to held-for-trading marketable securities and contingent consideration of $11.0 million and a foreign exchange gain of $0.4 million due to fluctuations in the Canadian and U.S. dollar exchange rate.

Income Tax (Recovery) Expense

	December 31,		Change
	2022	2023	Amount	%
Income tax (recovery) expense	$80,580	$(27,631)	$(108,211)	(134)%
Income tax expense decreased by $108.2 million, or (134)%, from the year ended December 31, 2022 compared to the year ended December 31, 2023. The decrease was driven by the current net loss in the year.

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
Grants and Incentives (Income)

	Year Ended December 31,		Change
	2021	2022	Amount	%
Grants and incentives	$(17,486)	$(10,554)	$6,932	(40)%
Grants and incentives decreased by $6.9 million, or 40%, from the year ended December 31, 2021, compared to the year ended December 31, 2022. The decrease was primarily driven by a decrease in activity relating to research and development expenditures that are eligible for the SIF project.
Other (Income)

	Year Ended December 31,		Change
	2021	2022	Amount	%
Other	$6,080	$4,045	$(2,035)	(33)%
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
Liquidity and Capital Resources
As of December 31, 2023, we had $760.6 million of cash, cash equivalents, and marketable securities, comprised of $133.3 million in cash and cash equivalents and $627.3 million in marketable securities. The decrease of $125.9 million since December 31, 2022 was from a combination of cash flow from operations with an increase in research and development activity, investment in long term assets and our internal pipeline, and continued investment in the capacity and capabilities of AbCellera’s discovery and development engine in the year ended December 31, 2023.
We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year from 2018 to 2022. We intend to significantly invest in our business, and as a result may incur operating losses and negative operating cash flows in future periods. We will continue to invest in research and development efforts towards expanding our capabilities and expertise along our discovery and development engine, continued investments in partnered and internal programs, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our future office headquarters, and related infrastructure, including execution of long-term office-lease arrangements. Based on our current business plan, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, receivables, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital, capital expenditure needs, and expenditures required for later stage development of our internal pipeline. We do not anticipate the need of additional external funding over at least the next 36 months following the date of this report.
Sources of Liquidity
Since our inception, we have financed our operations primarily from revenue in the form of research fees, milestone payments, and royalty payments from partners, government grants, and debt and equity financings.
Government of Canada and Government of British Columbia Contributions
In 2020, we entered into a multi-year agreement with the Canadian government’s Strategic Innovation Fund, or SIF. Under this agreement, up to CAD $175.6 million ($125.6 million) was committed by the Government of Canada to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats. From inception to December 31, 2023, the Company has recorded CAD $140.8 million ($109.1 million) of the funding, of which CAD $58.7 million ($46.1 million) relates to the maximum claim amount under phase 1 of the agreement and CAD $82.1 million ($63.1 million) in respect of phase 2 of the funding commitment.

In May of 2023, we entered into multi-year contribution agreements of CAD $300.0 million ($222.3 million), of which CAD $225.0 million ($166.7 million) is with the Government of Canada and CAD $75.0 million ($55.6 million) is with the Government of British Columbia. These investments are intended to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. For the year ended December 31, 2023, the Company has recorded CAD $29.0 million ($21.6 million) in respect of the funding from the Government of Cananda and CAD $18.8 million ($14.1 million) from the Government of British Columbia.

Further information with respect to these contributions are outlined in Note 12 to the consolidated financial statements.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	December 31,
	2021	2022	2023
Net cash provided by (used in):
Operating activities	$244,584	$277,360	$(43,877)
Investing activities	(332,247)	(352,625)	(221,108)
Financing activities	(3,886)	(1,628)	10,356
Effect of exchange rate fluctuations on cash and cash equivalents	(1,425)	(9,599)	589
Net decrease in cash and cash equivalents	$(92,974)	$(86,492)	$(254,040)
Operating Activities
Net cash provided by operating activities decreased from $277.4 million generated in the year ended December 31, 2022, to $43.9 million cash used by operating activities in the year ended December 31, 2023. The decrease in cash flows from operations is attributable to no royalty revenue and a reduction in royalty-related payments in the period, in addition to an increase in expenditures that reflect AbCellera’s investment in research and development activities and growth of the Company.
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
Investing Activities
Net cash used in investing activities decreased from $352.6 million in the year ended December 31, 2022, to $221.1 million in the year ended December 31, 2023. Investing activities during the twelve months ended December 31, 2022 and 2023 were primarily attributable to purchases of property and equipment, marketable securities, and purchases of long-term investments. The decrease in investing activities for the twelve months ended December 31, 2023 was primarily due to the purchase of and proceeds from marketable securities.
Net cash used in investing activities increased from $332.2 million in the year ended December 31, 2021, to $352.6 million in the year ended December 31, 2022. The increase in investing activities in 2022 was attributed to the purchase of property and equipment to facilitate the growth of the Company, including the purchase of land related to our future GMP facility, in addition to the purchase of intangible assets and marketable securities. There were no acquisitions in the period and a decrease in the total receipt of grant funding in 2022 from the prior year due to a decrease in SIF-eligible research and development activities performed in the period.
Financing Activities
Net cash used in financing activities decreased from $1.6 million for the year ended December 31, 2022, to net cash provided by financing activities of $10.4 million for the year ended December 31, 2023. This was primarily due to the receipt of repayable government contributions.
Net cash used in financing activities decreased from $3.9 million for the year ended December 31, 2021, to net cash used in financing activities of $1.6 million for the year ended December 31, 2022. This was primarily due to no contingent consideration payments made or long-term debt repaid in 2022.

Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2023, other than leases which are recognized as operating lease liabilities in our consolidated balance sheets:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
Commitments(1)	238,805	—	88,226	150,579	—
Contingent consideration payable(2)	55,388	50,474	1,575	1,593	1,746
Total	$294,193	$50,474	$89,801	$152,172	$1,746
(1)Includes commitments, primarily related to the construction of our new facilities, in addition to our leased facility where the lease commencement date is subsequent to December 31, 2023.
(2)As of December 31, 2023, the contingent consideration payable had an estimated fair value of approximately $55.4 million, which has been included as a liability on our consolidated balance sheets.
(3)Excludes financial arrangements disclosed in Note 8 and Note 12 to our audited consolidated financial statements.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
Purchase and Other Obligations
In the normal course of business, we enter into contracts with third parties for research and development supplies and other services. These contracts generally do not contain minimum purchase commitments and are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2023.
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
Bruker Cellular Analysis Litigation
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

We recognize revenue when we satisfy the performance obligations under the terms of a contract and control of our services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those services. Where there is not a directly observable output to measure progress, an input which serves as a reasonable proxy for measuring progress is used.
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
As part of our acquisitions of Trianni in 2020, and TetraGenetics in 2021, Goodwill, License, Technology and In-Process Research and Development Intangible (“IPR&D”) intangible assets were recognized. IPR&D is classified as indefinite-lived, is not amortized, and is evaluated for impairment on an annual basis on October 1 or more frequently if an indicator of impairment is present. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. To test our IPR&D for impairment we first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of our indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Based on our qualitative assessment, other than for an impairment associated to one of our IPR&D assets as described in the notes to the consolidated financial statements, we determined there were no potential indicators of impairment of our remaining indefinite-lived intangible assets as of October 1, 2023 and during the remainder of 2023.
For our annual goodwill impairment test, we begin with a qualitative assessment to determine whether a quantitative impairment test is necessary. If we determine, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, or that a fair value of the reporting unit substantially in excess of the carrying amount cannot be assured, then a quantitative impairment test would be performed. The quantitative test for impairment requires us to make judgments relating to future cash flows, growth rates and economic and market conditions. These evaluations are based on determining the fair value of the reporting unit using a valuation method such as discounted cash flow or a relative, market-based approach. At October 1, 2023, we performed a qualitative assessment for our annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill during the remainder of 2023.
As part of our ongoing planned research and development and execution of our programs under contract and internal programs, changes to our plans due to internal and external factors out of our control could impact the amount and timing of projected future cash flows. As a result, these unplanned changes could result in us performing a quantitative impairment test in the future, which could result in a potential non-cash impairment charge associated with our goodwill or intangible assets, which would reduce our future earnings.
In connection with our acquisition of Trianni, we may be required to make future payments to former shareholders of Trianni upon the achievement of certain earn-out provisions related to a specific customer license. As of December 31, 2023, the contingent consideration payable had an estimated fair value of approximately $18.7 million, all of which is a short-term liability on our consolidated balance sheet. In connection with our acquisition of TetraGenetics, the contingent consideration payable at December 31, 2023 is $36.7 million, of which $31.8 million is a short-term liability and $4.9 million is a long-term liability on our consolidated balance sheet. Contingent consideration payable is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statements of income (loss) and comprehensive income (loss).
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
See Note 15 and 19 to our consolidated financial statements for further information related to the contingent considerations and Tetragenetics acquisition, respectively.
Stock-Based Compensation
We measure stock-based compensation based on the grant date fair value of the stock-based awards and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. For non-employee awards, compensation expense is recognized as the services are provided, which is generally ratably over the vesting period. Awards with an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of our equity securities are traded, (b) the currency in which the individual’s pay is denominated, or (c) our functional currency, are classified as liabilities, and are subsequently re-measured to fair value at each balance sheet date until exercised or cancelled, with changes in fair value recognized as compensation cost for the period. As of December 31, 2021, 2022, and 2023, there were no liability classified options outstanding.
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
With no public market for our common shares prior to our IPO and limited historical data since, we determine the volatility for awards granted with reference to an analysis of reported data for a group of biotechnology companies that issued options with substantially similar terms. We expect to continue to do so until we have adequate historical data regarding the volatility of the trading price of our common shares on the Nasdaq Stock Market. The risk-free interest rate is determined by reference to government treasury yield curves in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options. We have not paid, and do not anticipate paying, dividends on our common shares; therefore, the expected dividend yield is assumed to be zero.
See Note 10 to our consolidated financial statements for additional information regarding stock-based compensation expense and the assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2021, 2022, and 2023.
Recent Accounting Pronouncements
See Note 3 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $133.3 million, restricted cash of $27.3 million, and marketable securities of $627.3 million, a majority of which was maintained in high credit quality and liquid held-for-trading marketable securities, term deposits, and bank accounts. Our interest rate risk is affected by changes in the general level of interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our cash and cash equivalent holdings and marketable securities and the low risk profile of the marketable securities, a 10% change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. We also have the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.
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
Foreign Currency Risk
We are exposed to financial risks as a result of exchange rate fluctuations between the U.S. dollar and the Canadian dollar and the volatility of these rates. In the normal course of business, we earn revenue denominated in U.S. dollars and we incur expenses primarily in Canadian denominated, U.S. denominated, and Australian denominated dollars. Further, our government contributions and amounts repayable are in Canadian dollars. Our reporting currency is the U.S. dollar. We hold a majority of our cash in U.S. dollars. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency exchange rates.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The following table contains the name and age of our Directors and executive officers as of December 31, 2023.

Name	Age	Position Held
Michael Hayden, MBCHB (M.D.), Ph.D.	72	Director
John S. Montalbano, CFA	58	Director
Andrew Lo, Ph. D.	63	Director
Peter Thiel	56	Director
Carl L.G. Hansen, Ph.D.	49	Chief Executive Officer and Director
Véronique Lecault, Ph.D.	39	Chief Operating Officer and Director
Andrew Booth	50	Chief Financial Officer
Tryn Stimart	54	Chief Legal Officer, Chief Compliance Officer & Corporate Secretary

Michael Hayden, MBCHB (M.D.), Ph.D. Dr. Hayden has served as a member of our Board of Directors since September 2019. Dr. Hayden is the Lead director of the Board of Directors and serves as the Chair of our Compensation Committee, is a member of our Nominating and Corporate Governance Committee, and a member of our Audit Committee. Dr. Hayden has been the Chief Executive Officer of Prilenia Therapeutics B.V., a clinical stage biotechnology company since September 2018. From September 2012 to December 2017, Dr. Hayden served as Chief Science Officer and President of Global Research and Development at Teva Pharmaceutical Industries Ltd., a public pharmaceutical company. Dr. Hayden has founded a number of biotechnology companies, including Aspreva Pharmaceuticals Limited, a private pharmaceutical company; Neurovir Therapeutics, Inc., a private biopharmaceutical company; Xenon Pharmaceuticals Inc., a public clinical-stage biopharmaceutical company; and 89bio, Inc., a public clinical-stage biopharma company. Dr. Hayden has served as a member of the Board of Directors for each of Ionis Pharmaceuticals Inc., a public biotechnology company, since September 2018; 89bio since April 2018, and Xenon Pharmaceuticals Inc. from November 1996 to June 2022. From September 2018 to June 2020, Dr. Hayden also served as the executive chairman of the Board of Directors of Prilenia. Dr. Hayden is also a Killam Professor of Medical Genetics at the University of British Columbia, a Founder and Senior Scientist at the Centre for Molecular Medicine and Therapeutics, and a Canada Research Chair in Human Genetics and Molecular Medicine. Dr. Hayden holds an M.B., Ch.B. (M.D.) and a Ph.D. degree in Genetics from the University of Cape Town. He is board certified by the American Societies of Internal Medicine and Medical Genetics. He is also certified by the Royal College of Physicians of Canada (Internal Medicine). We believe Dr. Hayden is qualified to serve on our Board of Directors because of his academic background, as well as his extensive experience as a director and executive officer of both publicly and privately held biotechnology and biopharmaceutical companies.
John S. Montalbano, CFA. Mr. Montalbano has served as a member of our Board of Directors since November 2020 and is the Chair of our Audit Committee, a member of our Compensation Committee, and a member of our Nominating and Corporate Governance Committee. Mr. Montalbano has served as a member of the Board of Directors of Aritzia Inc., a public fashion company, since July 2019, and has served as a member of the Board of Directors and Audit Committee Chair for the Canada Pension Plan Investment Board, since February 2017. Prior to his retirement, Mr. Montalbano served as the Chief Executive Officer of RBC Global Asset Management from 2008 to 2015, and as the President of Phillips, Hager & North Investment Management Ltd., a private wealth management firm, from 2005 to 2008. Mr. Montalbano also served as Vice Chair of RBC Wealth Management from April 2015 to December 2016. Mr. Montalbano holds a B.Comm. in Finance from the University of British Columbia. We believe Mr. Montalbano is qualified to serve on our Board of Directors due to his leadership, experience as an entrepreneur, and financial expertise.
Andrew Lo, Ph.D. Dr. Lo is the Charles E. and Susan T. Harris Professor at the MIT Sloan School of Management, director of the MIT Laboratory for Financial Engineering, a principal investigator at the MIT Computer Science and Artificial Intelligence Laboratory, and an affiliated faculty member of the MIT Department of Electrical Engineering and Computer Science, and has served as a professor at the MIT Sloan School of Management and MIT Department of Electrical Engineering and Computer Science since 1988. He is also an external faculty member of the Santa Fe Institute and a research associate of the National Bureau of Economic Research. Dr. Lo currently serves on the Board of Directors of BridgeBio Pharma a clinical-stage biopharmaceutical company, and Atomwise, an AI-powered drug discovery company. Dr. Lo holds a B.A. in Economics from Yale University and a Ph.D. in Economics from Harvard

University. Dr. Lo’s qualifications to serve on our Board of Directors include his extensive experience as a professor and a leader at two premier educational institutions.
Peter Thiel. Mr. Thiel has served as a member of our Board of Directors since October 2020. Mr. Thiel serves as Chair of our Nominating and Corporate Governance Committee. He has served as president of Thiel Capital, an investment firm, since 2011 and as a partner of Founders Fund, a venture capital firm, since 2005. In 1998, Mr. Thiel co-founded PayPal, Inc., an online payment company, where he served as Chief Executive Officer, President, and Chairman of its Board of Directors from 2000 until its acquisition by eBay in 2002. Mr. Thiel currently serves on the Board of Directors of Palantir Technologies Inc. Mr. Thiel holds a B.A. in Philosophy from Stanford University and a J.D. from Stanford Law School. We believe Mr. Thiel is qualified to serve on our Board of Directors due to his leadership and experience as an entrepreneur and venture capitalist.
Carl L. G. Hansen, Ph.D. Dr. Hansen is our co-founder and has served as our Chief Executive Officer, President and as the Chairman of our Board of Directors since our inception in November 2012. Dr. Hansen co-founded Precision NanoSystems Inc., a Vancouver-based private company developing next-generation delivery technology for genetic medicines founded in 2010, where Dr. Hansen also served as a member of the Board of Directors from January 2011 to September 2015. Until August 2019, Dr. Hansen was a professor at the University of British Columbia, where he coauthored over 65 manuscripts in the fields of microfluidics, immunology, genomics and nanotechnology. Dr. Hansen also was a co-founder and served as a member of the Board of Directors of Resolution Diagnostics, a private genomics technology company, from May 2015 to April 2016. Prior to that, he served on the science advisory board of Fluidigm Corporation, a public company providing biotechnology tools, from January 2008 to January 2012. Dr. Hansen holds a Ph.D. in Applied Physics with a focus on Biotechnology from the California Institute of Technology, and a B.A.Sc. in Engineering Physics and Honors Mathematics from the University of British Columbia. We believe Dr. Hansen is qualified to serve on our Board of Directors because of the perspective and experience he brings as a co-founder and our Chief Executive Officer.
Véronique Lecault, Ph.D. Dr. Lecault is a co-founder and has served in various positions with us since November 2012. Dr Lecault has been our Chief Operating Officer since January 2019 and a member of our Board of Directors since August 2018. Dr. Lecault has also served as Vice President of our wholly owned biotechnology subsidiary, Lineage Biosciences Inc., since January 2018 and Director of our wholly owned biotechnology subsidiary, Trianni Inc., since November 2020. Dr. Lecault has also served as a director of our wholly owned Australian biotechnology subsidiary, AbCellera Australia Pty. Ltd., since September 2019. Dr. Lecault received her Ph.D. in Chemical and Biological Engineering from the University of British Columbia, where she co-invented the high-throughput microfluidic platform that is now part of our core technology. Dr. Lecault holds a B.A.Sc. in Chemical Engineering/Honours B.Sc. Biochemistry (Biotechnology) dual degree from the University of Ottawa. We believe Dr. Lecault is qualified to serve on our Board of Directors because of the perspective and experience she brings as an officer and as one of our co-founders.
Andrew Booth. Mr. Booth has served as our Chief Financial Officer since August 2019, and previously served as a member of our Board of Directors from June 2016 to August 2019. From February 2017 to July 2019, Mr. Booth also served as the Chief Commercial Officer of STEMCELL Technologies Inc., a Vancouver-based private biotechnology company, and as the Chief Financial Officer of STEMCELL Technologies from March 2013 to January 2017, and as the VP, Instrumentation from January 2010 to February 2013. Prior to STEMCELL, Mr. Booth was at GE Healthcare based in London, UK leading M&A activities for EMEA and GE Lifesciences. Mr. Booth was at GE from 2004 to 2009. Mr. Booth has also previously served as a member of the Board of Directors of various private companies in the life sciences sector. Mr. Booth holds an MBA from INSEAD, France, and a B.A.Sc. in Engineering Physics from the University of British Columbia.
Tryn Stimart. Mr. Stimart has served as our Chief Legal Officer and Corporate Secretary since August 2019 and our Chief Compliance Officer since December 2020. Prior to joining AbCellera, Mr. Stimart was a partner at Gibbons P.C., a law firm, from October 2016 to August 2019. From May 2013 to September 2016, Mr. Stimart was a partner at Womble Bond, LLP, a law firm. Mr. Stimart holds a J.D. from the American University Washington College of Law, an M.Sc. in Chemistry from Old Dominion University, and B.Scs. degrees in Biochemistry and Genetics & Cell Biology from the University of Minnesota (twin cities).
There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.
There are no material legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiaries.

Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Vancouver, BC, Canada, PCAOB Auditor ID 85.
The information required by this item will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1)The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2)No schedules are submitted because they are not applicable, not required or because information is included in the consolidated financial statements or the notes thereto.
3)The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10‑K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10‑K. The exhibits listed in the Exhibit Index are incorporated by reference herein.
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

10.1†
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

10.7#
Employment Agreement between the Registrant and Carl L. G. Hansen, Ph.D., dated August 1, 2019, as amended (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).

10.8#
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

10.14#	2020 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-250838) filed on December 7, 2020).

10.15#	Executive Severance Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).

10.16#
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-250838) filed on December 7, 2020).

10.17*†
Contribution Agreement between the Registrant and his Majesty the King in right of the Province of British Columbia, as represented by the Ministry of Jobs, Economic Development and Innovation, dated May 23, 2023.

10.18*†	Strategic Innovation Fund Agreement between the Registrant and his Majesty the King in right of Canada as represented by the Minister of Industry, dated May 23, 2023.

10.19†
Lease between Dayhu Investments (4th and Columbia) Ltd. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 10-Q (File No. 001-39781) filed on November 2, 2023).

21.10*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	AbCellera Biologics Inc. Compensation Clawback Policy.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________________
*Filed herewith
†Portions of this exhibit (indicated by asterisks or shown in black) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABCELLERA BIOLOGICS INC.

Date: February 20, 2024	By:	/s/ Carl L. G. Hansen
Carl L.G. Hansen, Ph.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl L. G. Hansen	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024
Carl L. G. Hansen, Ph.D.

/s/ Andrew Booth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2024
Andrew Booth

/s/ Véronique Lecault	Chief Operating Officer and Director	February 20, 2024
Véronique Lecault, Ph.D.

/s/ Andrew Lo	Director	February 20, 2024
Andrew Lo, Ph.D.

/s/ Michael Hayden	Director	February 20, 2024
Michael Hayden, Ph.D.

/s/ John S. Montalbano	Director	February 20, 2024
John S. Montalbano

/s/ Peter Thiel	Director	February 20, 2024
Peter Thiel

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AbCellera Biologics Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AbCellera Biologics Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Identification of distinct performance obligations
As discussed in Note 3 to the consolidated financial statements, the Company identifies and assesses the goods and services promised within a contract to evaluate which promises are distinct from each other. Promises that are not distinct at contract inception are combined into a single performance obligation. For the year ended December 31, 2023, the Company recognized research revenues of $35,556 thousand.
We identified the evaluation of the distinct performance obligations identified by the Company as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s identification of distinct performance obligations, including evaluating the rights and obligations described in the contracts, their intended benefit to the customer, and the level of interdependence that exists between the promised goods and services in the contracts.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control in the Company’s revenue recognition process related to the Company’s identification of distinct performance obligations within a contract. We read a selection of new or amended revenue contracts to gain an understanding of the contractual terms and conditions and the commitments being made in the contracts. We conducted interviews with the Company’s business development personnel to understand and to evaluate the nature of the commitments made to customers. We evaluated the Company’s accounting analysis and assessed the identification of distinct performance obligations by comparing them to underlying documentation.
/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2017.
Vancouver, Canada
February 20, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
AbCellera Biologics Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AbCellera Biologics Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 20, 2024

AbCellera Biologics Inc.
Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

	December 31, 2022	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$386,535	$133,320
Marketable securities	499,950	627,265
Total cash, cash equivalents, and marketable securities	886,485	760,585
Accounts and accrued receivable	38,593	30,590
Restricted cash	25,000	25,000
Other current assets	75,413	55,810
Total current assets	1,025,491	871,985
Long-term assets:
Property and equipment, net	217,255	287,696
Intangible assets, net	131,502	120,425
Goodwill	47,806	47,806
Investments in and loans to equity accounted investees	72,522	65,938
Other long-term assets	46,331	94,244
Total long-term assets	515,416	616,109
Total assets	$1,540,907	$1,488,094
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other liabilities	$52,497	$49,580
Contingent consideration payable	44,211	50,475
Deferred revenue	21,612	18,958
Total current liabilities	118,320	119,013
Long-term liabilities:
Operating lease liability	76,675	71,222
Deferred revenue	19,516	8,195
Deferred government contributions	40,801	95,915
Contingent consideration payable	16,054	4,913
Deferred tax liability	33,178	30,612
Other long-term liabilities	3,086	5,906
Total long-term liabilities	189,310	216,763
Total liabilities	307,630	335,776
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2022 and December 31, 2023: 286,851,595 and 290,824,970 shares issued and outstanding at December 31, 2022 and December 31, 2023, respectively	734,365	753,199
Additional paid-in capital	74,118	121,052
Accumulated other comprehensive income (loss)	(1,391)	(1,720)
Accumulated earnings	426,185	279,787
Total shareholders' equity	1,233,277	1,152,318
Total liabilities and shareholders' equity	$1,540,907	$1,488,094
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data)

	Year ended December 31,
	2021	2022	2023
Revenue:
Research fees	$19,076	$40,802	$35,556
Licensing revenue	20,778	696	969
Milestone payments	8,000	900	1,500
Royalty revenue	327,349	443,026	—
Total revenue	375,203	485,424	38,025
Operating expenses:
Royalty fees	45,516	66,436	—
Research and development(1)	62,062	107,879	175,658
Sales and marketing(1)	6,913	11,270	14,180
General and administrative(1)	41,848	55,485	60,999
Depreciation, amortization, and impairment	14,451	27,843	24,395
Total operating expenses	170,790	268,913	275,232
Income (loss) from operations	204,413	216,511	(237,207)
Other (income) expense
Interest (income)	(3,330)	(16,079)	(42,247)
Grants and incentives	(17,486)	(10,554)	(14,155)
Other	6,080	4,045	(6,776)
Total other (income)	(14,736)	(22,588)	(63,178)
Net earnings (loss) before income tax	219,149	239,099	(174,029)
Income tax (recovery) expense	65,685	80,580	(27,631)
Net earnings (loss)	$153,464	$158,519	$(146,398)
Foreign currency translation adjustment	280	(1,671)	(329)
Comprehensive income (loss)	$153,744	$156,848	$(146,727)

Net earnings (loss) per share attributable to common shareholders
Basic	$0.56	$0.56	$(0.51)
Diluted	$0.48	$0.50	$(0.51)
Weighted-average common shares outstanding
Basic	275,763,745	285,056,606	289,166,486
Diluted	318,294,236	314,827,255	289,166,486
The accompanying notes are an integral part of these consolidated financial statements.
1Exclusive of depreciation, amortization, and impairment

AbCellera Biologics Inc.
Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2020	269,497,768	$710,387	$5,919	$114,202	$–	$830,508
Shares issued and restricted stock units ("RSUs") vested under stock option plan	13,759,336	12,043	(5,477)	–	–	6,566
Stock-based compensation expense	–	–	29,240	–	–	29,240
Reclassification of liability classified options	–	–	5,675	–	–	5,675
Foreign currency translation adjustment	–	–	–	–	280	280
Net earnings	–	–	–	153,464	–	153,464
Balances as of December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	3,594,491	11,935	(10,720)	–	–	1,215
Stock-based compensation expense	–	–	49,481	–	–	49,481
Foreign currency translation adjustment	–	–	–	–	(1,671)	(1,671)
Net earnings	–	–	–	158,519	–	158,519
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	3,973,375	18,834	(17,250)	–	–	1,584
Stock-based compensation expense	–	–	64,184	–	–	64,184
Foreign currency translation adjustment	–	–	–	–	(329)	(329)
Net loss	–	–	–	(146,398)	–	(146,398)
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	December 31, 2021	December 31, 2022	December 31, 2023
Cash flows from operating activities:
Net earnings (loss)	$153,464	$158,519	$(146,398)
Cash flows from operating activities:
Depreciation of property and equipment	4,403	8,953	12,758
Amortization and impairment of intangible assets	10,062	18,890	11,637
Amortization of operating lease right-of-use assets	2,785	5,259	6,499
Stock-based compensation	30,646	49,481	64,183
Deferred tax (expense) recovery	(2,018)	(2,114)	1,960
Change in fair value of contingent consideration and investments	2,284	3,091	(8,018)
Other	1,286	5,456	277
Changes in operating assets and liabilities:
Research fee and grant receivable	(37,386)	(22,715)	(45,933)
Accrued royalties receivable	59,864	129,171	9,273
Income taxes (payable) receivable	(13,530)	(88,609)	30,464
Accounts payable and other liabilities	(3,237)	(2,094)	(15,104)
Deferred revenue	8,624	6,183	(13,976)
Deferred grant income	30,718	9,264	39,521
Other assets	(3,381)	(1,375)	8,980
Net cash provided by (used in) operating activities	244,584	277,360	(43,877)
Cash flows from investing activities:
Purchases of property and equipment	(58,452)	(70,660)	(76,947)
Purchase of intangible assets	—	(2,000)	(560)
Purchase of marketable securities	(274,710)	(763,982)	(1,021,510)
Proceeds from marketable securities	27,608	510,631	910,937
Receipt of grant funding	32,621	16,434	25,311
Acquisitions	(11,457)	—	—
Long-term investments and other assets	(17,534)	(17,369)	(44,649)
Investment in and loans to equity accounted investees	(30,323)	(25,679)	(13,690)
Net cash used in investing activities	(332,247)	(352,625)	(221,108)
Cash flows from financing activities:
Payment of liability for in-licensing agreement, contingent consideration, and other	(9,373)	(4,383)	(1,234)
Proceeds from long-term liabilities and exercise of stock options	5,487	2,755	11,590
Net cash provided by (used in) financing activities	(3,886)	(1,628)	10,356
Effect of exchange rate changes on cash and cash equivalents	(1,425)	(9,599)	589
Decrease in cash and cash equivalents	(92,974)	(86,492)	(254,040)
Cash and cash equivalents and restricted cash, beginning of period	594,116	501,142	414,650
Cash and cash equivalents and restricted cash, end of period	$501,142	$414,650	$160,610
Restricted cash included in other assets	—	3,115	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$501,142	$411,535	$158,320
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	5,397	5,868	13,625
Right-of-use assets obtained in exchange for operating lease obligation	36,638	50,694	1,199
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
The Company entered into a participation agreement with a segregated accounts company for purposes of Director and Officer’s insurance. The Company contributed $25.0 million to the segregated account, representing the Company’s maximum loss exposure under the participation agreement, for security for a letter of credit issued to a third-party insurer. While the agreement is cancellable by the Company, the funds cannot be transferred to other parts of the Company, therefore the funds are presented in current assets on the consolidated balance sheets as Restricted Cash.
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
The transaction price generally includes fixed fees due at contract inception as well as fixed fees payable at the beginning and end of different phases of the discovery research support services performed. Where a fixed fee due at contract inception is an option to obtain additional goods or services and is considered to be a material right, we allocate the transaction price to the optional goods or services we expect to provide to the corresponding consideration we expect to receive. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration to include in the transaction price, as most appropriate in the circumstances. With respect to development and commercial milestone payments, at the inception of the arrangement, the Company evaluates whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. In determining the transaction price the Company constrains the transaction price for variable consideration to limit its inclusion so that it only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
The Company allocates the transaction price to each performance obligation identified in the contract based on relative observable standalone selling prices. Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. The Company generally uses output methods to measure the progress toward satisfaction of performance obligations that are satisfied over time. Where there is not a directly observable output to measure progress, an input which serves as a reasonable proxy for measuring progress is used. Due to different types of end customers and nature of work involved, revenue contracts require formal inspection and approval of experiments and research plans at each stage of work, therefore, the output method is the most faithful depiction of the Company’s performance.
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
In 2021, $353.4 million and $21.8 million of revenues originated from services in Canada and the U.S., respectively, and in 2022, $484.2 million and $1.2 million of revenues originated from services in Canada and the U.S., respectively. In 2023, $36.0 million and $2.0 million of revenues originated from services in Canada and the U.S., respectively.
Of the Company’s long-term assets at December 31, 2022, $183.7 million was in the U.S., $300.2 million in Canada, and $31.5 million in other foreign countries. Of the Company’s long-term assets at December 31, 2023, $161.7 million was in the U.S., $429.7 million in Canada, and $24.7 million in other foreign countries. In 2023, the Company's additions to property and equipment, contributions to joint ventures, and research and development expenses incurred in Canada were $86.6 million, $13.7 million, and $140.6 million, respectively, and $3.6 million, nil, and $35.1 million in other foreign countries.
Government contributions
The Company receives government contributions that are comprised of non-repayable, conditionally repayable and repayable portions which are dependent upon the Company’s co-investment expenditures over the term of the agreements, and are accounted for when it is probable that the grant will be received, and all associated conditions will be complied with.
Non-repayable and conditionally repayable portions, where the conditions for repayment are non-probable, are accounted for as government grants. Government grants for expenditures on eligible research, development and capital expenditures are recognized ratably over the benefit period of the related expenditure for which the grants are intended to compensate in grants and incentives in other income.
For repayable portions, the Company considers the contractual terms of the repayable portion of a below-market rate government contribution, and has determined that the interest rate is affected by legal restrictions prescribed by a governmental agency. Therefore, the Company does not impute interest on the repayable portion of the government contribution, and it is measured equal to the proceeds received or accrued.
The determination of the amount of the claim and the corresponding receivable and liability amounts require management's judgement and interpretation of eligible expenditures and repayment conditions in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies.
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
The functional currency of the Dayhu JV and Beedie JV, our equity method investments, is Canadian dollars and are translated into US dollars using the period-end exchange rate for assets and liabilities and the average exchange rates during the period for revenues, expenses, gains and losses. Foreign exchange gains or losses arising from the translation of these joint ventures’ assets and liabilities are included in foreign currency translation adjustment in the consolidated statements of income (loss) and comprehensive income (loss).
Cash and cash equivalents and restricted cash
Cash and cash equivalents are defined as cash on hand and deposits held with banks with maturity dates of less than three months. Cash and cash equivalents that are restricted as to withdrawal or usage, in accordance with specific commercial arrangements, are presented as restricted cash on the consolidated balance sheets. As of December 31, 2022, we had $126.2 million cash, $260.3 million cash equivalents and $28.1 million restricted cash. Of the total restricted cash at December 31, 2022, $25.0 million is presented as a current asset, $2.2 million is included within other current assets, and $0.9 million is included within other long-term assets on the consolidated balance sheets. As of December 31, 2023, we had $127.5 million cash, $5.8 million cash equivalents, and $27.3 million restricted cash. Of the total restricted cash at December 31, 2023, $25.0 million is presented as a current asset, $1.6 million is included within other current assets, and $0.7 million is included within other long-term assets on the consolidated balance sheets.
Marketable securities
The Company’s marketable securities consist of U.S. government agency securities, certificates of deposit, commercial paper, non-U.S. government agency securities, and asset-backed securities. The Company has classified and accounted for these marketable securities as held-for-trading and they are reported at fair value with $0.5 million and $1.7 million of unrealized fair value losses and $2.1 million of unrealized fair value gains recorded as a component of other on the consolidated statements of income (loss) and comprehensive income (loss) for the years ended December 31, 2021, 2022, and 2023, respectively.
Non-marketable securities
Non-marketable securities not accounted for under the equity method are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Non-marketable securities of $18.5 million and $32.3 million at December 31, 2022 and December 31, 2023 are included as part of other long-term assets on the consolidated balance sheets. Adjustments are determined primarily based on a market approach as of the transaction date and $1.7 million, nil, and $1.8 million of fair value gains were recognized within other on the consolidated statements of income (loss) and comprehensive income (loss) for the years ended December 31, 2021, 2022, and 2023, respectively.
Accounts receivable
The Company has trade receivables which are recorded at the invoiced amount and generally do not bear interest. The Company evaluates the collectability of accounts receivable on a regular basis based on economic assessment of market conditions and review of customer financial history. There was no allowance for doubtful accounts recorded as of December 31, 2021, 2022, and 2023.
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
Leases
The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. Lease payments are remeasured when a contingency upon which some or all of the variable lease payments to be paid over the remainder of the lease is resolved. Lease payments on short-term operating leases with lease terms twelve months or less are recognized on a straight-line basis over the lease term. The Company has elected to not separate non-lease elements embedded in its lease agreements. For the years ended December 31, 2022, and December 31, 2023, all of our leases are classified as operating leases.

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
Income taxes
The Company accounts for income taxes under the deferred asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of existing differences between the financial statement and tax bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. The DTAs and DTLs are computed using enacted tax rates and the effect of a change in enacted tax rates on DTAs and DTLs is recognized in income in the period of enactment.
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
Awards with an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities traded, (b) the currency in which the individual’s pay is denominated, or (c) the Company’s functional currency, are classified as liabilities. Liability classified awards are initially measured using their grant date fair value and are subsequently re-measured to fair value at each balance sheet date until exercised or cancelled, with changes in fair value recognized as compensation cost for the period. As of December 31, 2022, and 2023, there were no liability classified options outstanding.

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
Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare this fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value. As of October 1, 2023, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as at December 31, 2022 and 2023.
Equity method investments
The Company accounts for its investments in equity-accounted joint ventures using the equity method. Under the equity method, the initial cost of the investment is adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions. The Company does not control the equity-accounted investments and as a result, the Company does not have the unilateral ability to determine whether cash generated by its equity-accounted investees is retained within the equity-investee or is distributed to the Company and other owners. In addition, equity-accounted investees do not control the timing of such distributions to the Company and other owners. The Company evaluates its investments in joint ventures for impairment when events or circumstances indicate that the carrying value of such investments may have experienced an other-than-temporary decline in value below carrying value. If the estimated fair value is less than the carrying value, the carrying value is written down to its estimated fair value and the resulting impairment is recorded in other income in the Company’s consolidated statements of income (loss) and comprehensive income (loss).
Net earnings (loss) per share
Basic net earnings (loss) per share attributable to common shareholders is computed by dividing the net earnings attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net earnings attributable to common shareholders is computed by adjusting net earnings attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net earnings (loss) per share attributable to common shareholders is computed by dividing the diluted net earnings attributable to common shareholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding stock options and restricted share units (RSUs) are considered potential dilutive common shares.
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

4. Net earnings (loss) per share
Basic and diluted net earnings (loss) per share was calculated as follows:

	Year Ended December 31,
	2021	2022	2023
Basic earnings (loss) per share
Net earnings (loss)	$153,464	$158,519	$(146,398)
Weighted-average common shares outstanding - basic	275,763,745	285,056,606	289,166,486
Net earnings (loss) per share - basic	$0.56	$0.56	$(0.51)

Diluted earnings (loss) per share
Net earnings (loss)	$153,464	$158,519	$(146,398)
Weighted-average common shares outstanding - basic	275,763,745	285,056,606	289,166,486
Stock options and RSUs	42,530,491	29,770,649	–
Weighted-average common shares outstanding - diluted	318,294,236	314,827,255	289,166,486
Net earnings (loss) per share - diluted	$0.48	$0.50	$(0.51)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the year ended December 31, 2023 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the year ended December 31, 2023 used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.
The Company excluded 908,409, 11,824,006, and 50,087,088 potential common shares for the years ended December 31, 2021, 2022, and 2023, respectively, from the computation of diluted net earnings (loss) per share for the periods indicated because including them would have had an anti-dilutive effect.
5. Other current assets
Other current assets consisted of the following:

	December 31,
	2022	2023
Taxes receivable	$64,817	$33,792
Prepaid expenses and other	9,064	20,911
Materials and supplies	1,532	1,107
Total other current assets	$75,413	$55,810

6. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31,
	2022	2023
Computers	$8,303	$3,517
Land	53,405	53,405
Building	11,361	43,947
Laboratory equipment	41,256	70,350
Leasehold improvements	40,567	73,944
Operating lease right-of-use assets	80,838	73,141
Property and equipment	235,730	318,304
Less accumulated depreciation	(18,475)	(30,608)
Property and equipment, net	$217,255	$287,696
As of December 31, 2022 and December 31, 2023, property and equipment includes leasehold improvements and construction in progress in the amount of $25.6 million and $91.0 million, respectively, and construction deposits of nil and $13.7 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the years ended December 31, 2021, 2022 and 2023 was $4.4 million, $9.0 million and $12.8 million, respectively.
7. Intangible assets and goodwill
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2022			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$37,873	$17,859	$20,014	$38,433	$26,861	$11,572
Technology	52,700	5,222	47,478	52,700	7,857	$44,843
IPR&D	64,010	—	64,010	64,010	—	$64,010
	$154,583	$23,081	$131,502	$155,143	$34,718	$120,425
Amortization expense related to intangible assets for the years ended December 31, 2021, 2022 and 2023 was $10.1 million, $10.5 million and $11.6 million, respectively. Depreciation and amortization expense is reflected within Depreciation, amortization, and impairment expense on the consolidated statements of income (loss) and comprehensive income (loss).
For the year ended December 31, 2022, the Company recorded a full impairment charge of the carrying value of $8.4 million (or $6.3 million, net of deferred income tax) associated with one of the next-generation transgenic humanized mice that was acquired through the 2020 Trianni acquisition. The impairment was a result of the discontinuance of the validation and development of this specific rodent line. Impairment expense is reflected within Depreciation, amortization, and impairment expense on the consolidated statements of income (loss) and comprehensive income (loss). The Company concluded that there were no impairment indicators from the remaining intangible assets.

Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended December 31:

Amortization Expense
2024	$4,912
2025	4,297
2026	4,297
2027	4,297
2028	4,297
$22,100

Goodwill
As at December 31, 2022, and December 31, 2023, the goodwill balance was $47.8 million. There were no additions to Goodwill in 2022 or 2023 and accumulated impairment as at December 31, 2022 and December 31, 2023 was nil.
8. Investments in and loans to equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. The Company has recorded nil, $0.9 million, and $1.8 million of proportionate income with respect to the Dayhu JV for the years ended December 31, 2021, 2022, and 2023, respectively.
Dayhu JV
During 2020, the Company entered into a joint venture with Dayhu ("Dayhu JV"). As of December 31, 2022 and December 31, 2023, the equity investment balance was $18.7 million and $42.1 million, respectively, of which substantially all the assets in the Dayhu JV is comprised of property and equipment. Additionally, as of December 31, 2022 and December 31, 2023, the Company recorded a right-of-use asset of $47.4 million and $49.1 million, respectively, and an operating lease liability of $47.2 million and $50.4 million, respectively, associated with the Dayhu JV. In the years ended December 31, 2021, 2022 and 2023, the Company incurred lease expense of nil, $2.2 million, and $5.3 million, respectively, to the Dayhu JV included within operating expenses.
In March, 2021, the Company made a commitment of up to CAD $82.7 million ($62.5 million at December 31, 2023) to the Dayhu JV ("Dayhu JV Loan") to fund the construction at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement, and repayment on the earlier of thirty months from the date of initial advancement and September 1, 2023, or upon the trigger of certain liquidity events as defined in the agreement. The loan is secured by the underlying land and future assets of the Dayhu JV. At December 31, 2022, and December 31, 2023, the outstanding related party loan balance was $38.1 million and nil, respectively, to the Dayhu JV and is included in investment in and loans to equity accounted investees.
In July 2022, the Company entered into an agreement of up to CAD $46.0 million ($34.8 million at December 31, 2023) with Dayhu ("New Dayhu Loan") to replace Dayhu’s portion of the outstanding Dayhu JV Loan balance as at January 1, 2023, at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement. The agreement has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the Dayhu JV. In January 2023, the Company issued CAD $46.0 million ($34.8 million at December 31, 2023) to Dayhu from the New Dayhu loan, which was used to repay, in part, Dayhu’s 50% portion of the Dayhu JV Loan. At December 31, 2023, the loan balance was $34.7 million and is included in other long-term assets.
Beedie JV
In March, 2021, the Company entered into the Beedie joint venture ("Beedie JV"). At December 31, 2022 and December 31, 2023, the equity investment balance was $15.7 million and $23.8 million, respectively, of which substantially all the assets in the Beedie JV is comprised of property and equipment. The lease agreement between the Company and the Beedie JV, which has a commencement date subsequent to December 31, 2023, is included in Note 16.

In June 2022, the Company made a commitment to our partner Beedie for a land loan of up to CAD $7.5 million ($5.7 million at December 31, 2023) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to market yields as defined in the agreement, and repayable upon substantial completion of construction in early 2026, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the Beedie JV. The loan receivable balance, which relates to the land and construction loan, was $5.5 million and $13.9 million as at December 31, 2022 and December 31, 2023, respectively, and is included in other long-term assets.
9. Accounts payable and other liabilities
Accounts payable and other liabilities consisted of the following:

	December 31,
	2022	2023
Accounts payable and accrued liabilities	$14,828	$25,509
Current portion of operating lease liability	5,583	6,158
Payroll liabilities	6,454	7,707
Current portion of deferred government contribution	6,285	7,112
Accrued royalties payable	19,347	3,094
Total accounts payable and other liabilities	$52,497	$49,580
10. Shareholders’ Equity
Common Shares
As of December 31, 2022 and 2023, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited voting common shares, each with no par value per share.
As of each balance sheet date, common shares consisted of the following:

	December 31, 2022		December 31, 2023
	Shares authorized	Shares issued and outstanding	Shares authorized	Shares issued and outstanding
Common shares	Unlimited	286,851,595	Unlimited	290,824,970
Each voting common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2023, no cash dividends had been declared or paid by the Company.
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
Our 2020 Share option and Incentive Plan, or 2020 Plan, became effective on the date immediately prior to the date on which our initial S-1 registration statement was declared effective by the SEC on December 10, 2020. As a result, we do not expect to grant any additional awards under the Pre-IPO Plan following that date. Any awards granted under the Pre-IPO Plan will remain subject to the terms of our Pre-IPO Plan and applicable award agreements. Options were granted under the Company’s Pre-IPO Plan in Canadian dollars and were converted to U.S dollars for administrative convenience in 2021.

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
The maximum aggregate number of common shares that may be issued as incentive share options may not exceed the Initial Limit cumulatively increased on January 1, 2022, and on each January 1 thereafter by the lesser of (i) the Annual Increase for such year or (ii) 21,280,000 common shares. As of December 31, 2023, the number of shares available for issuance under the 2020 Plan was 32,947,573 which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
The following table summarizes the Company’s stock options granted under the Pre-IPO Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)
Outstanding as of December 31, 2022	33,694,150	$0.90	6.21
Granted	—	—
Exercised	(2,918,029)	0.52
Forfeited	(128,546)	0.96
Outstanding as of December 31, 2023	30,647,575	$0.94	5.28
Options exercisable as of December 31, 2023	26,977,874	$0.84	5.10
The following table summarizes the Company’s stock options granted under the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding as of December 31, 2022	12,322,933	$14.81	9.14
Granted	2,735,338	8.75
Exercised	—	—
Forfeited	(1,065,967)	12.28
Outstanding as of December 31, 2023	13,992,304	$13.82	8.35
Options exercisable as of December 31, 2023	5,310,418	$16.13	7.91
The intrinsic value of options exercised during 2021, 2022, and 2023 was $295.6 million, $34.4 million and $18.5 million, respectively. As of December 31, 2023, there was $74.3 million of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.27 years.

Restricted Share Units
The Company grants Restricted Share Units (RSUs) to certain employees that vest over a period of four years, in the amount of one-quarter each year on the anniversary of the grant date and a contractual term of ten years. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the Company’s closing stock price on the grant date.
The following table summarizes the Company’s RSUs granted under the 2020 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2022	3,946,985	$13.71
Granted	1,807,738	8.74
Vested and settled	(1,055,346)	14.19
Forfeited	(623,787)	12.21
Outstanding as of December 31, 2023	4,075,590	$11.61
The intrinsic value of RSUs vested and settled during 2021, 2022, and 2023 was nil, $2.5 million, and $8.0 million, respectively. As of December 31, 2023, there was $37.0 million of unamortized RSU expense that will be recognized over a weighted average period of 2.66 years.
Stock-based compensation expense was classified in the consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Year ended December 31,
	2021	2022	2023
Research and development expenses	$15,663	$24,327	$31,781
Sales and marketing expenses	2,120	3,134	5,129
General and administrative expenses	12,863	22,020	27,274
	$30,646	$49,481	$64,184
The fair value of each option award is determined on the date of grant using the Black-Scholes option pricing model. The weighted-average valuation assumptions for stock options granted in the period are as follows:

	Year ended December 31,
	2021	2022	2023
Average risk-free interest rate[1]	1.23%	2.86%	3.73%
Expected volatility[2]	72.00%	70.00%	70.00%
Average expected term (years)[3]	6.21	6.24	6.25
Expected dividend yield[4]	0.00%	0.00%	0.00%
Weighted average fair value of options granted[5]	$12.31	$7.77	$5.78
(1)This rate is from federal government marketable bonds for each option grant during the year, having a term that most closely resembles the expected term of the option.
(2)Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar complexity and stage of development and calculates historical volatility using the volatility of these companies.
(3)This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company uses the simplified method to calculate the average expected term, which represents the average of the vesting period and the contractual term.
(4)No dividends have been paid by the Company.

(5)Options granted after the Company’s IPO are issued with exercise price equal to the fair market value of the Company’s common stock on the grant date.
11. Revenue
The disaggregated revenue categories are presented on the consolidated statements of income (loss) and comprehensive income (loss).
Deferred Revenue
Deferred revenue represents payments received for performance obligations not yet satisfied and are presented as current or long-term in the accompanying consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services.
Deferred revenue outstanding at each respective period is as follows:

	December 31,
	2022	2023
Deferred revenue	$41,128	$27,153
During the years ended December 31, 2021, 2022 and 2023, the Company recognized $4.7 million, $11.5 million and $17.0 million, respectively, of revenue that had been included in deferred revenue in the previous year.
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
The agreement resulted in upfront payments of $28.4 million, of which $20.5 million was included in deferred revenue at December 31, 2021. For the year ended December 31, 2022, the Company received an additional $0.8 million in payments, for total upfront payments received in respect of this agreement of $29.2 million. For the year ended December 31, 2023, the Company received $2.3 million in additional payments and recognized $4.2 million of revenue in the year ended December 31, 2023. The Company expects to recognize approximately $8.4 million in revenue in the next 12 months related to these payments under the agreement.
Of the remaining deferred revenue balance of $14.8 million, which is related to various other agreements, approximately $10.6 million is expected to be recognized in revenue in the next 12 months.
12. Government Contributions
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
Under these contribution agreements, the Company has agreed to certain financial and non-financial covenants and other obligations, including cross default provisions associated with other Canadian funding, and restrictive covenants on dividend payments or other shareholder distributions that would prevent the Company from satisfying its obligations under the arrangement. The Company has granted notice and consent rights to the counterparties upon certain events related to a change in control (as defined in the agreements) of the Company. Other obligations in relation to Government

Contribution 2 include the maintenance of certain gross capital expenditures in Canada, certain research and development expenditures in Canada, and the achievement of certain headcount requirements in Canada.
Pursuant to the agreements, certain customary events of default, such as the Company’s breach of its covenants and obligations under the respective agreements, its insolvency, winding up or dissolution, and other similar events, may permit the Governments of Canada and British Columbia to declare an event of default under the respective agreements. Upon an event of default, subject to applicable cure, the Governments of Canada and British Columbia may exercise a number of remedies, including suspending or terminating funding under the respective agreements, demanding repayment of funding previously received and/or terminating the respective agreements. The government contributions and their associated conditional repayments are not secured by any of AbCellera’s assets or those of the projects.
Government Contribution 1
From inception to December 31, 2023, the Company has recorded CAD $140.8 million ($109.1 million) of the funding, of which CAD $58.7 million ($46.1 million) relates to the maximum claim amount under phase 1 of the agreement. Such amounts are not repayable. The Company has recorded CAD $82.1 million ($63.1 million) in respect of phase 2 of the funding commitment, where repayment is conditional on achieving certain revenue thresholds during the seven years starting the year after the completion of the funded project. Repayment will be calculated as a percentage rate of the Company’s revenue, with payment made on an annual basis during the repayment period of fifteen years.
Government Contribution 2

In May of 2023, the Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. For the year ended December 31, 2023, the Company has recorded CAD $29.0 million ($21.6 million) in respect of the funding.

In May of 2023, the Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. For the year ended December 31, 2023, the Company has recorded CAD $18.8 million ($14.1 million) in respect of the funding commitment.

Impact to Consolidated Financial Statements

At December 31, 2022 and 2023, the Company recognized the following on the consolidated balance sheets:

	December 31, 2022
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1	$6,927	$14,864	$32,222	$—	$47,086

Current	$6,927	$5,100	$1,185	$—	$6,285
Long-term	$—	$9,764	$31,037	$—	$40,801

1Government Contributions are amortized into other income over the weighted average life of approximately 8 years.
2 No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.

	December 31, 2023
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1	$13,677	$9,764	$57,790	$—	$67,554
Government Contribution 2 (Canada)	8,245	4,061	—	16,420	20,481
Government Contribution 2 (British Columbia)	14,129	—	14,006	—	14,006
Other Government Grants	—	986	—	—	986
Total	$36,051	$14,811	$71,796	$16,420	$103,027

Current	$26,945	$4,450	$2,662	$—	$7,112
Long-term	$9,106	$10,361	$69,134	$16,420	$95,915

1Government Contributions are amortized into other income over the weighted average life of approximately 8 years.
2 No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.
13. Income taxes
a. For financial reporting purposes, income (loss) before income taxes includes the following components:

	December 31,
	2021	2022	2023
Canadian	$211,471	$279,771	$(146,322)
Foreign	7,678	(40,672)	(27,707)
Total	$219,149	$239,099	$(174,029)
The expense (benefit) for income taxes consists of:

	December 31,
	2021	2022	2023
Current
Canadian	$60,498	$81,392	$(29,591)
Foreign	7,248	1,300	—
	67,746	82,692	(29,591)
Deferred and other:
Canadian	(1,342)	2,322	4,526
Foreign	(719)	(4,434)	(2,566)
	(2,061)	(2,112)	1,960
Income tax expense (recovery)	$65,685	$80,580	$(27,631)

	December 31,
	2021	2022	2023
Current tax expense (recovery)	$67,746	$82,692	$(29,591)
Deferred tax expense (recovery)	(2,061)	(2,112)	1,960
Total tax expense (recovery)	$65,685	$80,580	$(27,631)

b. The consolidated effective income tax rate differs from the expected Canadian statutory tax rate of 27% (2021, 2022, 2023: 27%). Reconciliation between the expected tax rate on income from operations and the statutory tax rate was as follows:

	December 31,
	2021	2022	2023
Net earnings (loss) before income taxes	$219,149	$239,099	$(174,029)
Combined statutory tax rate	27%	27%	27%
Expected income tax expense (recovery) at statutory rates	59,170	64,557	(46,988)
Stock-based compensation	7,007	11,710	17,081
Change in valuation allowance	5,007	8,318	11,485
Tax rate differential	—	(1,911)	(1,042)
Prior year tax assessments and adjustments	1	3,529	(344)
Change due to SR&ED	(4,809)	(5,908)	(7,428)
Other	(691)	285	(395)
Income tax expense (recovery)	$65,685	$80,580	$(27,631)
c. Deferred income tax assets (“DTAs”) and liabilities (“DTLs”) result from the temporary differences between assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2022	2023
Deferred tax assets:
Government contributions	$7,695	$4,389
Financing fee	4,827	3,092
Operating lease liability	17,355	17,211
Deferred revenue	6,042	21,241
Net operating losses carried forward	5,054	7,256
Research and development expenditures and related credits	1,807	24,303
Other	4,696	3,725
	47,476	81,217
Deferred tax liabilities:
Property and equipment	$(8,450)	$(17,303)
Intangibles	(32,682)	(30,117)
Operating lease right-of-use assets	(16,687)	(16,569)
Other	(4,094)	(13,186)
	(61,913)	(77,175)
	(14,437)	4,042
Less: valuation allowance	(13,411)	(33,840)
Net deferred tax liability	(27,848)	(29,798)

Deferred tax asset	5,330	814
Deferred tax liability	(33,178)	(30,612)

Net deferred tax assets (liability)	$(27,848)	$(29,798)

d. As of December 31, 2023 the Company had incurred a Canadian non-capital loss of approximately $66.7 million and generated federal and provincial investment tax credits of approximately $10.2 million. The non-capital loss and investment tax credits generated were carried back up to three years and applied against previously taxable income.
e. The Company had operating losses carried forward related to U.S. operations of approximately $18.2 million, $19.4 million and $19.4 million as of December 31, 2021, 2022 and 2023 respectively. Certain tax attributes are subject to an annual limitation as a result of the acquisitions of Lineage and TetraGenetics which constitute a change of ownership. Net operating losses arising from U.S. operations in tax years ending after December 31, 2017, may be carried over to subsequent taxable years indefinitely and used to offset future taxable income. U.S. non-operating losses total $14.0 million, of which $1.9 million, $1.5 million, $1.0 million, $1.2 million expire in 2034, 2035, 2036 and 2037, respectively, and $8.4 million may be carried forward indefinitely.
f. In Australia the Company had no unclaimed tax deductions for research and development expenses, and tax carryforward credits of $9.8 million.
g. As of December 31, 2023, the Company has immaterial accumulated undistributed earnings generated by foreign subsidiaries. The Company has not provided a deferred liability for the income taxes associated with its foreign investments because it is the Company’s intention to indefinitely reinvest in its foreign investments.
h. The Company realized $0.1 million of previously unrecognized tax benefits during the year ended December 31. 2021 and nil for the years ended December 31, 2022 and 2023. Total unrecognized tax benefits for the years ended December 31, 2021, 2022 and 2023 were nil.
The Company is subject to taxation primarily in Canada, the United States, and Australia. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Tax years ranging from 2019 to 2023 remain subject to Canadian income tax examinations. Tax years ranging from 2019 to 2023 remain subject to the foreign income tax examinations. Other than routine audits done by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction.
14. Leases
The Company primarily leases office and laboratory facilities in Vancouver and Montreal, Canada, Sydney, Australia, and Boston, USA.
The Company's operating leases have a fixed term with a remaining life between two months and fourteen years, with renewal options included in the contracts ranging from five to ten years. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations.
The balance sheet classification of the Company's lease liabilities was as follows:

	December 31, 2022	December 31, 2023
Operating lease liabilities:
Current portion, included in accounts payable and other liabilities	$5,583	$6,158
Long-term portion	76,675	71,222
Total operating lease liabilities	$82,258	$77,380

At December 31, 2023, the future minimum lease payments of the Company’s operating lease liabilities were as follows:

Amount
2024	$9,807
2025	9,694
2026	9,280
2027	8,248
2028	8,270
Thereafter	58,818
As of December 31, 2023, the weighted-average remaining lease term is 11.5 years and the weighted-average discount rate used to determine the operating lease liabilities was approximately 5.0%.
The Company incurred total operating lease expenses, including fixed lease payments, of $3.7 million, $7.1 million and $9.5 million and variable lease payments, of $0.4 million, $1.8 million and $1.1 million during the years ended December 31, 2021, 2022 and 2023, respectively, and are included within operating expenses.
15. Financial Instruments
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, loans to equity accounted investees, accounts payable and other liabilities, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other liabilities, loans receivable, and loans to equity accounted investees approximate their fair values, and are primarily classified as Level 2.
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

The following table presents the changes in fair value of the liability for contingent consideration:

	December 31, 2022
	Liability at beginning of the period	Additions	Increase in fair value of liability for contingent consideration(i)	Repayment of contingent consideration	Liability at end of the year
Trianni(ii)	$22,934	$—	$571	$—	$23,505
TetraGenetics(iii)	$35,886	$—	$874	$—	$36,760

	December 31, 2023
	Liability at beginning of the period	Additions	Decrease in fair value of liability for contingent consideration(i)	Repayment of contingent consideration	Liability at end of the year
Trianni(ii)	$23,505	$—	$(3,860)	$(948)	$18,697
TetraGenetics(iii)	$36,760	$—	$(69)	$—	$36,691
(i) Increase (decrease) in fair value of liability for contingent consideration is included within interest and other in other income on the consolidated statements of income (loss) and comprehensive income (loss).
(ii) The estimated fair value of the earn-out was categorized within Level 3 of the fair value hierarchy. The earn-out relates to a specific customer license and the fair value was determined by estimating the payout of 85% of the expected future net cash flows associated to the specific customer license during the earn-out period. The significant assumptions inherent in the development of the value include the amount and timing of projected future net revenues received by us from the specific customer license, and the discount rate selected to measure the risks inherent in the future cash flows, which was approximately 22%.
(iii) There were no changes to the valuation technique or significant changes to the inputs used in these fair value measurements since acquisition. The discount rate applied increased to 12.8% (from 8.0% since acquisition date) associated to the TetraGenetics contingent consideration at December 31, 2023. Further information related to the TetraGenetics contingent consideration is disclosed in Note 19.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds a diversified portfolio of high credit quality marketable securities that are available to support the Company’s operations. As of December 31, 2023, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.4 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$103,938	$—	$—	$103,938
Certificate of deposit	—	167,907	—	167,907
Commercial paper	—	76,268	—	76,268
Corporate bonds	—	138,776	—	138,776
Asset backed securities	—	13,061	—	13,061
	$103,938	$396,012	$—	$499,950

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$142,674	$—	$—	$142,674
Certificate of deposit	—	244,444	—	244,444
Commercial paper	—	60,118	—	60,118
Corporate bonds	—	128,519	—	128,519
Asset backed securities	—	51,510	—	51,510
	$142,674	$484,591	$—	$627,265

16. Commitments, contingencies, and other
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company does not have contingency reserves established for any litigation liabilities and any of the costs related to such legal proceedings are expensed as incurred.
The Company may enter into certain agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to such agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. For the years ended December 31, 2021, 2022, and 2023, the Company expensed approximately $45.5 million, $66.4 million, and nil, respectively, related to such obligations, of which $19.3 million and $3.1 million is included in current liabilities as accounts payable and other liabilities as of December 31, 2022 and December 31, 2023, respectively.
Excluding the lease arrangements as accounted for in Note 14 – Leases, the Company has the following commitments in respect of commitments, primarily related to the construction of our new facilities, in addition to the Beedie JV leased facility where the lease commencement date is subsequent to December 31, 2023:

Amount
2024	$70,350
2025	11,369
2026	6,507
2027	6,507
2028	6,507
Thereafter	137,565
1Commitments related to the Beedie JV leased facility are $6,507, $6,507, $6,507, and $137,565, for years 2026, 2027, 2028, and thereafter, respectively.
Restructuring Costs

In the fourth quarter of 2023, the Company announced a reorganization and associated reduction in its workforce to better focus its efforts towards the clinical development of new antibody medicines for patients. The Company reduced headcount by approximately 10% and incurred total costs of $3.2 million included within operating expenses, of which $2.0 million was included in accounts payable and other liabilities at December 31, 2023.
17. Financial Risk Management
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
The Company’s exposure to credit risk for accounts and accrued receivables is indicated by the carrying value of its accounts receivable and accrued receivables. We review our trade receivables, accrued revenue, and accrued royalties and reserve for amounts if collectability is no longer reasonably assured based on an assessment of various factors including historical loss rates and expectations of forward-looking loss estimates. Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics and current economic conditions. At December 31, 2022 and 2023, accounts and accrued royalty receivable amounts were due from twenty-one and ten customers, respectively.

For the year ended December 31, 2022, royalty revenue totaled $443.0 million, exclusively from our partnership with Lilly, of which $9.3 million was receivable at December 31, 2022. For the year ended December 31, 2023, there was no royalty revenue from our partnership with Lilly and no receivable amounts as of December 31, 2023.
Interest Rate Risk
The Company’s exposure to interest rate risk is primarily attributable to its cash and cash equivalents, restricted cash, marketable securities, long-term contingent consideration payable and long-term operating lease liability.
As of December 31, 2023, the Company had cash and cash equivalents of $133.3 million, restricted cash of $27.3 million, and marketable securities of $627.3 million, a majority of which was maintained in high credit quality and liquid bank accounts, term deposits, and held for trading marketable securities. The Company’s interest rate risk is affected by changes in the general level of interest rates, particularly because the majority of the Company’s investments are short-term in nature. Due to interest rates available to the Company, the short-term duration of the Company’s cash and cash equivalent holdings and marketable securities, and the low risk profile of the marketable securities, a 100 basis points change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. The Company also has the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.
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
Foreign Currency Risk
The Company holds cash primarily in U.S. and Canadian dollars. The Company had Canadian denominated cash and cash equivalents of CAD $44.9 million and CAD $52.2 million as of December 31, 2022 and 2023, respectively.
The Company incurs certain operating expenses and capital project investments, and carries accounts payable in currencies other than the U.S. dollar, primarily in Canadian dollars, and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk. The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar will have an impact on the reported balances for net assets, net earnings and shareholders’ equity in the Company’s consolidated financial statements.
Partner Program Counterparty Risk
For the year ended December 31, 2022, three of our partners accounted for 29%, 17% and 11% of our research fees revenue. Our partnership with Lilly constituted one of the partnerships that generated 10% or more of our consolidated revenues.
For the year ended December 31, 2023, three of our partners accounted for 26%, 17% and 11% of our research fee revenue. Our partnerships with DARPA, AbbVie Inc., and Lilly. constituted partnerships that generated 10% or more of our consolidated research fees revenue.
18. Related party transactions
In addition to the transactions with our joint ventures, the Company had the following related party transaction:

a)During 2022, the Company engaged advisory services with a firm co-founded by a director of the Company. For the year ended December 31, 2022, $0.3 million was included in general and administrative expenses, of which $0.2 million was included in accounts payable at December 31, 2022.
19. Acquisitions
TetraGenetics
On September 10, 2021, the Company completed a business combination with TetraGenetics, Inc. (“TetraGenetics”), a biotechnology company with a proprietary platform for generating recombinant human ion channels and other transmembrane proteins. The Company acquired 100 % of the issued and outstanding shares of TetraGenetics in exchange for: upfront cash consideration of $12.5 million adjusted for certain closing amounts; potential milestone payments up to $37.5 million based on the achievement of technical milestones, and additional development and commercial milestone payments related to successfully developed therapeutics. The Company deposited an additional $12.5 million in escrow included as part of other long-term assets subject to release to the former shareholders of TetraGenetics upon the achievement of certain technical milestones. The estimated fair value of the potential milestone payouts have been included in the final consideration.
The acquisition date fair value of the final purchase price consideration consisted of the following:

	Estimated Fair Value
Closing consideration	$12,926	(i)
Contingent consideration	35,100	(ii)
	$48,026
i)Pursuant to the merger agreement, the initial cash consideration adjusted for certain preliminary closing adjustments.
ii)Represents the estimated fair value of the contingent consideration related to potentially successful milestone events. The estimated fair value was categorized within Level 3 of the fair value hierarchy and determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions inherent in estimating the fair value include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success and discounted at an 8% discount rate to estimate the present value of the risk adjusted future cash flows.
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
Total transaction costs expensed in the consolidated statements of income (loss) and comprehensive income (loss) were immaterial.
During the year ended December 31, 2023, no adjustments were made to the allocation of the purchase price.
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
(i)The estimated fair value and useful lives of the intangible assets acquired is as follows:

	Estimated fair value (a)	Estimated useful lives in years(b)
Technology	$11,300	20
IPR&D	32,000	(c)
	$43,300
(a)The estimated fair values were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on the present value of the future estimated after-tax cash flows attributable to each intangible asset. The significant assumptions inherent in estimating the fair values, from the perspective of a market participant, include the amount and timing of projected future after-tax cash flows including revenue, operating costs, milestone and regulatory success, obsolescence, and profitability. The discount rate selected to present value the future after-tax cash flows attributable to the Technology is a 20.1% fully risked discount rate. A de-risked discount rate of 8.0% was used to present value the probability of success risk adjusted after-tax cash flows attributable to the IPR&D.
(b)The estimate of the useful life was based on an analysis of the expected use of the asset by the Company, any legal, regulatory or contractual provisions that may limit the useful life, the effects of obsolescence, competition and other relevant economic factors, and consideration of the expected cash flows used to measure the fair value of the intangible asset.
(c)IPR&D assets are indefinite life intangible assets at the time of acquisition and will be amortized upon completion of IPR&D activities.
(ii)Goodwill represents the excess of the estimated purchase price over the estimated fair value of TetraGenetics’ identifiable assets acquired and liabilities assumed.
The Company has not provided post acquisition and pro forma information relating to the pre-acquisition period as it is not material.