Form 10-Q
period 2024-03-31
AbCellera Biologics Inc.
filed 2024-05-07
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, the registrant had 294,054,356 common shares, no par value per share, outstanding.

i

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties. You should carefully consider the following information together with the other information appearing elsewhere in this Quarterly Report, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. These risks include, but are not limited to, the following:
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2023	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$133,320	$123,572
Marketable securities	627,265	574,451
Total cash, cash equivalents, and marketable securities	760,585	698,023
Accounts and accrued receivable	30,590	34,419
Restricted cash	25,000	25,000
Other current assets	55,810	56,506
Total current assets	871,985	813,948
Long-term assets:
Property and equipment, net	287,696	306,081
Intangible assets, net	120,425	118,736
Goodwill	47,806	47,806
Investments in equity accounted investees	65,938	71,592
Other long-term assets	94,244	104,933
Total long-term assets	616,109	649,148
Total assets	$1,488,094	$1,463,096
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$49,580	$42,887
Contingent consideration payable	50,475	51,431
Deferred revenue	18,958	10,565
Total current liabilities	119,013	104,883
Long-term liabilities:
Operating lease liability	71,222	68,079
Deferred revenue	8,195	8,570
Deferred government contributions	95,915	110,579
Contingent consideration payable	4,913	5,063
Deferred tax liability	30,612	30,274
Other long-term liabilities	5,906	5,735
Total long-term liabilities	216,763	228,300
Total liabilities	335,776	333,183
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2023 and March 31, 2024: 290,824,970 and 293,621,312 shares issued and outstanding at December 31, 2023 and March 31, 2024, respectively	753,199	764,562
Additional paid-in capital	121,052	127,990
Accumulated other comprehensive loss	(1,720)	(1,816)
Accumulated earnings	279,787	239,177
Total shareholders' equity	1,152,318	1,129,913
Total liabilities and shareholders' equity	$1,488,094	$1,463,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended March 31,
	2023	2024
Revenue:
Research fees	$10,570	$9,774
Licensing revenue	372	180
Milestone payments	1,250	-
Total revenue	12,192	9,954
Operating expenses:
Research and development(1)	52,647	39,287
Sales and marketing(1)	3,771	3,365
General and administrative(1)	15,134	17,352
Depreciation and amortization	5,514	4,844
Total operating expenses	77,066	64,848
Loss from operations	(64,874)	(54,894)
Other (income) expense
Interest income	(9,759)	(10,401)
Grants and incentives	(3,374)	(3,275)
Other	(3,593)	1,529
Total other (income)	(16,726)	(12,147)
Net loss before income tax	(48,148)	(42,747)
Income tax recovery	(8,038)	(2,137)
Net loss	$(40,110)	$(40,610)
Foreign currency translation adjustment	(630)	(96)
Comprehensive loss	$(40,740)	$(40,706)

Net loss per share
Basic	$(0.14)	$(0.14)
Diluted	$(0.14)	$(0.14)
Weighted-average common shares outstanding
Basic	287,767,136	292,723,901
Diluted	287,767,136	292,723,901
The accompanying notes are an integral part of these condensed consolidated financial statements.
1Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units ("RSUs") vested under stock option plan	2,796,342	11,363	(10,471)	-	-	892
Stock-based compensation expense	-	-	17,409	-	-	17,409
Foreign currency translation adjustment	-	-	-	-	(96)	(96)
Net loss	-	-	-	(40,610)	-	(40,610)
Balances as of March 31, 2024	293,621,312	$764,562	$127,990	$239,177	$(1,816)	$1,129,913

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,574,919	8,451	(7,962)	-	-	489
Share-based compensation expense	-	-	15,474	-	-	15,474
Foreign currency translation adjustment	-	-	-	-	(630)	(630)
Net loss	-	-	-	(40,110)	-	(40,110)
Balances as of March 31, 2023	288,426,514	$742,816	$81,630	$386,075	$(2,021)	$1,208,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Three months ended March 31,
	2023	2024
Cash flows from operating activities:
Net loss	$(40,110)	$(40,610)
Cash flows from operating activities:
Depreciation of property and equipment	2,858	3,155
Amortization of intangible assets	2,656	1,689
Amortization of operating lease right-of-use assets	1,606	1,922
Stock-based compensation	15,474	17,409
Other	(3,634)	1,707
Changes in operating assets and liabilities:
Research fees and grants receivable	7,915	(18,576)
Accrued royalties receivable	9,260	—
Income taxes payable	(12,614)	(3,182)
Accounts payable and accrued liabilities	(5,778)	(4,878)
Deferred revenue	(3,905)	(8,017)
Accrued royalties payable	(16,253)	—
Deferred grant income	4,525	11,278
Other assets	(6,063)	(3,605)
Net cash used in operating activities	(44,063)	(41,708)
Cash flows from investing activities:
Purchases of property and equipment	(14,984)	(24,140)
Purchase of marketable securities	(360,752)	(249,371)
Proceeds from marketable securities	262,638	306,545
Receipt of grant funding	2,693	7,168
Long-term investments and other assets	(34,735)	(4,385)
Investment in equity accounted investees	(4,469)	(5,907)
Net cash provided by (used in) investing activities	(149,609)	29,910
Cash flows from financing activities:
Payment of liability for in-licensing agreement and other	(948)	(185)
Proceeds from long-term liabilities	—	2,124
Proceeds from exercise of stock options	490	892
Net cash provided by (used in) financing activities	(458)	2,831
Effect of exchange rate changes on cash and cash equivalents	(213)	(781)
Decrease in cash and cash equivalents	(194,343)	(9,748)
Cash and cash equivalents and restricted cash, beginning of period	414,650	160,610
Cash and cash equivalents and restricted cash, end of period	$220,307	$150,862
Restricted cash included in other assets	2,290	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$218,017	$148,572
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	8,918	18,654
Right-of-use assets obtained in exchange for operating lease obligation	2,124	107
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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the year-end condensed consolidated financial statement data was derived from audited financial statements and these financial statements do not include all the information and footnotes required for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2023.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2023 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023.
All amounts expressed in these condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars.
3. Significant accounting policies
Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, the impairment assessment of intangible assets and goodwill, and contingent consideration payable, and the estimates of stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or no material impact is expected in the condensed consolidated financial statements as a result of future adoption.

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended March 31,
	2023	2024
Basic and diluted loss per share
Net loss	$(40,110)	$(40,610)
Weighted-average common shares outstanding	287,767,136	292,723,901
Net loss per share - basic and diluted	$(0.14)	$(0.14)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and March 31, 2024 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended March 31, 2023 and March 31, 2024 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 50,844,425 potential common shares for the three months ended March 31, 2023, and 59,062,415 potential common shares for the three months ended March 31, 2024, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2023	March 31, 2024
Computers	$3,517	$3,570
Land	53,405	53,405
Building	43,947	53,398
Laboratory equipment	70,350	74,991
Leasehold improvements	73,944	82,852
Operating lease right-of-use assets	73,141	71,326
Property and equipment	318,304	339,542
Less accumulated depreciation	(30,608)	(33,461)
Property and equipment, net	$287,696	$306,081
As of December 31, 2023 and March 31, 2024, property and equipment includes leasehold improvements and construction in progress in the amount of $91.0 million and $93.1 million, respectively, and construction deposits of $13.7 million and $15.2 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three months ended March 31, 2023 and March 31, 2024 was $2.9 million and $3.2 million, respectively.

6. Intangible assets
Intangible assets consisted of the following:

	March 31, 2024
	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$27,892	$10,541
Technology	52,700	8,515	44,185
IPR&D	64,010	-	64,010
	$155,143	$36,407	$118,736
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended March 31:

Amortization Expense
2025	$4,297
2026	4,297
2027	4,297
2028	4,297
2029	4,297
$21,485
7. Investments in equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three months ended March 31, 2023 and 2024.

Dayhu JV

As of December 31, 2023 and March 31, 2024, the equity investment balance was $42.1 million and $42.2 million, respectively. Substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2023 and March 31, 2024, the Company recorded a right-of-use asset of $49.1 million and $48.6 million, respectively, and an operating lease liability of $50.4 million and $48.9 million, respectively, associated with an office lease with the Dayhu JV. In the three months ended March 31, 2023 and 2024, the Company incurred lease expense of $1.3 million and $1.3 million, respectively, to the Dayhu JV included within operating expenses.

At December 31, 2023 and March 31, 2024, the Company had a loan receivable balance of CAD $45.9 million ($34.7 million) and CAD $46.2 million ($34.0 million), respectively, directly with our JV partner, Dayhu, included in other long-term assets.
Beedie JV
As of December 31, 2023 and March 31, 2024, the equity investment balance was $23.8 million and $29.4 million, respectively, of which substantially all the assets in the Beedie JV is comprised of property and equipment.
At December 31, 2023 and March 31, 2024, the Company had a loan receivable balance of CAD $18.4 million ($13.9 million) and CAD $24.6 million ($18.2 million), respectively, directly with our JV partner, Beedie, which relates to the land and construction loan and is included in other long-term assets.

8. Other current assets and liabilities
Other current assets

	December 31, 2023	March 31, 2024
Taxes receivable	$33,792	$34,356
Prepaid expenses and other	20,911	21,412
Materials and supplies	1,107	738
Total other current assets	$55,810	$56,506

Current accounts payable and other current liabilities

	December 31, 2023	March 31, 2024
Accounts payable and accrued liabilities	$28,603	$26,907
Current portion of operating lease liability	6,158	5,531
Payroll liabilities	7,707	2,847
Current portion of deferred government contribution	7,112	7,602
Total accounts payable and other current liabilities	$49,580	$42,887
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	30,647,575	$0.94
Granted	-	-
Exercised	(2,151,214)	0.44
Forfeited	-	-
Outstanding as of March 31, 2024	28,496,361	$0.97
Options exercisable as of March 31, 2024	25,615,040	$0.88
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	13,992,304	$13.82
Granted	9,988,323	5.39
Exercised	-	-
Forfeited	(511,802)	13.06
Outstanding as of March 31, 2024	23,468,825	$10.25
Options exercisable as of March 31, 2024	6,089,959	$15.63

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	4,075,590	$11.61
Granted	3,844,133	5.38
Vested and settled	(645,128)	13.29
Forfeited	(177,366)	9.39
Outstanding as of March 31, 2024	7,097,229	$8.14
As of March 31, 2024, the number of shares available for issuance under the 2020 Plan was 34,415,643, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation expense was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended March 31,
	2023	2024
Research and development	$7,496	$8,224
Sales and marketing	1,271	1,431
General and administrative	6,707	7,754
	$15,474	$17,409
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2022	March 31, 2023	December 31, 2023	March 31, 2024
Deferred revenue	$41,128	$37,223	$27,153	$19,135
During the three months ended March 31, 2023 and 2024, the Company recognized $4.8 million and $8.6 million respectively, of revenue that had been included in deferred revenue as of December 31, 2022 and December 31, 2023, respectively.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, accounts payable and other liabilities, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other liabilities, and loans receivable approximate their fair values, and are primarily classified as Level 2.
At March 31, 2024, the Company also held non-marketable securities included in other long term assets of $32.3 million (December 31, 2023 - $32.3 million). These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
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
The following table presents the changes in fair value of the liability for contingent consideration:

Three Months Ended March 31, 2023	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$23,505	$(2,602)	$20,903
TetraGenetics (ii)	$36,760	$946	$37,706

Three Months Ended March 31, 2024	Liability at beginning of the period	Increase in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$18,697	$956	$19,653
TetraGenetics (ii)	$36,691	$150	$36,841
i)The estimated fair value of the earn-out payments relates to a specific customer license and the fair value was determined by estimating the payout of the expected future net cash flows associated to the specific customer license during the earn-out period. The significant assumptions inherent in the development of the value include the amount and timing of projected future net revenues received by us from the specific customer license, and the discount rate selected to measure the risks inherent in the future cash flows, which was approximately 22%.
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
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of March 31, 2024, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.5 years.
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

The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at March 31, 2024:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$90,786	$-	$-	$90,786
Certificate of deposit	-	209,835	-	209,835
Commercial paper	-	65,046	-	65,046
Corporate bonds	-	128,832	-	128,832
Asset backed securities	-	79,952	-	79,952
	$90,786	$483,665	$-	$574,451
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. No amounts were expensed during the three months ended March 31, 2023 or March 31, 2024. As of December 31, 2023 and March 31, 2024, $3.1 million was included in accounts payable and other current liabilities.
13. Government contributions
Government Contribution 1
In May of 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($125.6 million), collectively "Government Contribution 1" which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats. From inception to March 31, 2024, the Company incurred $117.1 million in expenditures in respect of the Canadian government's Strategic Innovation Fund (SIF), of which $46.1 million and $71.1 million relate to phase 1 and 2, respectively as defined in the agreement. Spending under phase 1 of the agreement and such amounts are non-repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of March 31, 2024, no amounts have been accrued related to the repayment terms.
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
The Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid is based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. From inception to March 31, 2024, the Company has recorded CAD 36.8 million ($27.2 million) in respect of the funding.
The Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. From inception to March 31, 2024, the Company has recorded CAD $25.4 million ($18.9 million) in respect of the funding commitment.

Impact to Consolidated Financial Statements

The Company recognized the following on the consolidated balance sheets:

	March 31, 2024
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1	$15,106	$8,489	$64,625	$—	$73,114
Government Contribution 2 (Canada)	9,967	4,959	—	20,295	25,254
Government Contribution 2 (British Columbia)	18,735	—	18,827	—	18,827
Other Government Grants	$277	$986	$—	$—	$986
March 31, 2024	$44,085	$14,434	$83,452	$20,295	$118,181
December 31, 2023	$36,051	$14,811	$71,796	$16,420	$103,027

March 31, 2024
Current	$30,336	$4,258	$3,344	$—	$7,602
Long-term	$13,749	$10,176	$80,108	$20,295	$110,579
1 Government Contributions are amortized into other income over the weighted average life of approximately 8 years.
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
•our expectations regarding our Passive Foreign Investment Company, or PFIC, status for our taxable year ended December 31, 2024, or any future taxable year;
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
The Company has advanced two AbCellera-led programs into IND-enabling studies. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class and best-in-class antibody therapies. We have started a cumulative total of 90 partner-initiated programs with downstream participation and have seen a cumulative total 13 molecules advanced into the clinic, as illustrated by the following chart.

Financial Highlights
The following table summarizes our key operating results for the three months ended March 31, 2023 and March 31, 2024. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three Months Ended March 31,
Financial Performance	2023	2024
Revenue:
Research fees	$10,570	$9,774
Licensing revenue	372	180
Milestone payments	1,250	-
Total revenue	12,192	9,954
Operating expenses:
Research and development(1)	52,647	39,287
Other operating expenses	24,419	25,561
Total operating expenses	77,066	64,848
Loss from operations	(64,874)	(54,894)
Total other (income)	(16,726)	(12,147)
Net loss before income tax	(48,148)	(42,747)
Net loss	$(40,110)	$(40,610)
Net loss per share
Basic	$(0.14)	$(0.14)
Diluted	$(0.14)	$(0.14)
Operating expenses include stock-based compensation:
Research and development	7,496	8,224
Sales and marketing	1,271	1,431
General and administrative	6,707	7,754

Financial Position and Liquidity	December 31, 2023	March 31, 2024
Cash and cash equivalents	133,320	123,572
Marketable securities	627,265	574,451
Total cash, cash equivalents, and marketable securities	760,585	698,023
Total assets	1,488,094	1,463,096
Total shareholders' equity	1,152,318	1,129,913

(1)Exclusive of depreciation and amortization
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in Part II, Item 1A, Risk Factors.
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
As noted in our Annual Report on Form 10-K filed with the SEC on February 20, 2024, we updated our key business metrics to better reflect the value from our pipeline of internal and co-development programs. Previously reported business metrics "number of discovery partners" and "programs under contract" have been discontinued and AbCellera-initiated programs and programs without downstream participation have been excluded from program starts and we report on the number of partner-initiated program starts with downstreams in the current and comparative period.

Cumulative Metrics	March 31, 2023	March 31, 2024	Change %
Partner-initiated program starts with downstreams	75	90	20%
Molecules in the clinic	9	13	44%

The table below outlines the details of molecules in the clinic as of March 31, 2024:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
Bebtelovimab (LY-CoV1404)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
TAK-920/DNL919	Phase 1*	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera partner-initiated discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera partner-initiated discovery
IVX-01	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Undisclosed	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Undisclosed	Animal Health	AbCellera partner-initiated discovery
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	Phase 1*	Undisclosed	Undisclosed	Trianni license
AB-2100	IND open	Arsenal Bio	Oncology	Trianni license
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
Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to March 31, 2024:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Viking Global Investors & ArrowMark Partners	Multi-target, multi-year	Immunology	May 1, 2024
Biogen Inc.	Single target	Neuroscience	March 11, 2024

Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude Therapeutics	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018

Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement

Results of Operations
Comparison of the three months ended March 31, 2023 and March 31, 2024:
Revenue

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Revenue:
Research fees	$10,570	$9,774	$(796)	(8)%
Licensing revenue	372	180	(192)	(52)%
Milestone payments	1,250	—	(1,250)	(100)%
Total revenue	$12,192	$9,954	$(2,238)	(18)%

Revenue decreased by $2.2 million from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The decrease in research fees was attributable to the timing and progress of our research and development efforts and no new milestones were reached within the quarter.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Research and development	52,647	39,287	(13,360)	(25)%
Research and development expenses decreased by $13.4 million, or (25)%, from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. The decrease is attributable to specific one-time investments in co-development and internal programs of approximately $20.0 million made in the first quarter of 2023. The overall decrease was partially offset by an increase of $3.8 million in compensation-related expenses and a $2.9 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Sales and marketing	3,771	3,365	(406)	(11)%
Sales and marketing expenses decreased by $0.4 million, or (11)%, from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The decrease was attributable to a reduction in consulting fees and other expenses related to our business development activity.

General and Administrative

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
General and administrative	15,134	17,352	2,218	15%
General and administrative expenses increased by $2.2 million, or 15%, from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The increase was driven by a $1.0 million increase in compensation-related costs and a $1.2 million increase in legal, software, and other general administrative costs.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Depreciation and amortization	5,514	4,844	(670)	(12)%
Depreciation and amortization expenses decreased by $0.7 million, or (12)%, from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The decrease relates primarily to the amortization of intangible assets in the current period.
Interest Income

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Interest income	(9,759)	(10,401)	(642)	7%
Interest income increased by $0.6 million, or 7%, from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The increase was primarily driven by an increase in interest rates on our cash and cash equivalents and marketable securities balances in the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023.

Grants and Incentives

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Grants and incentives	(3,374)	(3,275)	99	(3)%
Grants and incentives decreased by $0.1 million, or (3)%, from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. This decrease was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.
Other (Income)

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Other	(3,593)	1,529	5,122	(143)%
Other (income) decreased by $5.1 million from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The decrease included loss on fair value adjustments related to held-for-trading marketable securities and contingent consideration of $4.8 million and a foreign exchange loss of $0.4 million due to fluctuations in the Canadian and U.S. dollar exchange rate.

Income Tax Recovery

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
Income tax recovery	(8,038)	(2,137)	5,901	(73)%
Income tax recovery decreased by $5.9 million from the three months ended March 31, 2023 compared to the three months ended March 31, 2024. The decrease was driven by the current net loss in the period and a change in effective income tax rates.
Liquidity and Capital Resources
As of March 31, 2024, we had $698.0 million of cash, cash equivalents and marketable securities, comprising $123.6 million in cash and cash equivalents and $574.5 million in marketable securities. The decrease of $62.6 million since December 31, 2023, was primarily from a combination of cash flow used in operations due to our continued research and development activity, our internal pipeline, continued investment in the capacity and capabilities of our discovery and development engine, investments in our corporate headquarters and GMP facility under construction, and offset by government contributions received in the three months ended March 31, 2024.
We have generated positive operating cash flow cumulatively since our inception in 2012 and in every year from 2018 to 2022. We intend to significantly invest in our business, and as a result may incur operating losses in future periods. We will continue to use our significant available liquidity from our cash, cash equivalents and marketable securities to fund and invest in research and development efforts towards expanding our capabilities and expertise along our discovery and development engine, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our corporate headquarters, GMP facility and related infrastructure, including optimization of long-term office-lease arrangements. Based on our current business plan, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, loan receivables, and government contributions, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of external funding over at least the next 36 months following the date of this report.
Government of Canada and Government of British Columbia Contributions

In May 2023, we entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia. Under the agreements, up to $166.7 million ($225.0 million CAD) and $55.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. See the notes to our condensed consolidated financial statements for further information related to the government contributions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2024
Net cash provided by (used in):
Operating activities	$(44,063)	$(41,708)
Investing activities	(149,609)	29,910
Financing activities	(458)	2,831
Effect of exchange rate fluctuations on cash and cash equivalents	(213)	(781)
Net decrease in cash and cash equivalents	$(194,343)	$(9,748)
Operating activities
Net cash used in operating activities decreased from $44.1 million in the three months ended March 31, 2023 to $41.7 million in the three months ended March 31, 2024. The decrease in cash flows used in operations is attributable to working capital movements including higher levels of accounts and other payables in Q1 2023 and timing and amounts of government contributions received in Q1 2024.
Investing activities
Net cash used in investing activities decreased from $149.6 million used in investing activities in the three months ended March 31, 2023 to $29.9 million provided by investing activities in the three months ended March 31, 2024. The decrease in cash used in investing activities was primarily attributable to specific one-time investments that occurred in the first quarter of 2023 and proceeds from marketable securities in the first quarter of 2024.
Financing activities
Net cash used in financing activities was $0.5 million for the three months ended March 31, 2023 due to the payment of an intangible asset obligation and contingent consideration payment, partly offset by proceeds from long-term liabilities and the exercise of options for common stock. Net cash provided by financing activities was $2.8 million for the three months ended March 31, 2024 due to proceeds from other long-term liabilities and the exercise of stock options.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2023. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
There have been no material changes to legal proceedings as set forth in our annual report on Form 10-K for the period ended December 31, 2023.

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

During the years ended December 31, 2021, 2022, and 2023, we received payments from our partnership contracts generated upon the satisfaction of clinical milestones, licensing revenue derived from use of the Trianni platform, research fees for research performed for our partners, and royalty payments on sales of bamlanivimab and bebtelovimab. Upfront technology access fees are generated upon execution of our partnership agreements. Research and discovery fees are generated by research activities that we perform for our partners, the timing and nature of which are dictated by the commencement of antibody discovery campaigns selected by our partners. Clinical milestone payments are generated upon the achievement of development milestones by our partners with respect to the antibodies that we deliver. We are also eligible to receive royalty payments upon net sales of antibodies that we have discovered for our partners. In 2021 and

2022, these royalty payments related to our partnership with Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Therefore, royalty payments that we have received in recent periods are derived from a compound developed in a single partnership. In November 2022, the FDA announced that bamlanivimab and bebtelovimab, respectively, were no longer authorized for emergency use and, as a result, we do not expect to generate revenue from royalties associated with Lilly’s sales of our COVID-19 antibodies going forward. We have not generated any royalty revenues since 2022. We currently do not generate significant recurring revenue and, until such time as we establish significant recurring revenue, if at all, we will be prone to regular fluctuations in our revenue dependent on the timing of our entry into partnership agreements, our partners initiating discovery programs, our partners achieving development milestones or commercial sales, or the progress of our internal discovery programs, with respect to drug candidates utilizing antibodies discovered using our discovery and development engine. We do not expect to generate significant recurring revenue unless and until such time as we secure additional programs under contract that, in the aggregate, result in regular and continuous execution of new partnership contracts, research discovery activities, achievement of development milestones or commencement of commercial sales. However, we are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our discovery and development engine, which is outside of our control. Because of these factors, our operating results could vary materially from quarter to quarter from our forecasts.
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
•interest income from our cash management strategy, which is subject to variability due to cash, cash equivalents and marketable securities balance's and market interest yields available to the Company;
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
Based on our current business plan, we believe our available liquidity from existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs and expenditure required for later stage development of our internal pipeline to IND. We do not anticipate the need of additional external funding over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery and development engine, or the realization of other risks described in this quarterly report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate headquarters and GMP facility which are currently under construction. Such additional financing may not be available on terms acceptable to us or at all.
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
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events such as the conflict in Israel and the Gaza Strip and additional escalating conflicts in the Middle East, and the related impact on our business and the markets generally. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Moreover, there has been recent instability of the global banking system. Continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results. If the current equity and credit markets deteriorate, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially and it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Although we have not realized any significant losses on our cash, cash equivalents and our diversified portfolio of high credit quality marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition. In addition, failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Our strategy focuses on the development of antibody-based drugs and improving the way these drugs are discovered and developed. Our strategy assumes a certain degree of capital and capacity growth development. Factors such as insufficient capital, inflation, supply chain interruptions, inadequate forecasting, increases in construction material costs, or labor shortages could interfere with the successful execution of our strategy and our ability to timely build infrastructure to satisfy capacity needs and support business growth. If we are unable to successfully execute on this strategy, this could negatively impact our future results of operations and market capitalization. For additional discussion of our business strategy, please see the section entitled “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In recent periods, a limited number of partnerships accounted for a significant portion of our revenues. For example, royalty revenue for years ended December 31, 2021 and 2022, have come exclusively from our partnership with Lilly. Milestone payments have primarily come from our partnership with Lilly and all licensing revenue has come from the use of the Trianni platform for the years ended December 31, 2021, 2022, and 2023. Because a significant portion of our revenue in 2021 and 2022 was derived from sales of bamlanivimab and bebtelovimab, the reduction in sales of these compounds that we have experienced in recent periods have reduced or eliminated our royalty revenues attributed to sales of this compound. For example, we have not received any royalty revenues from our partnership with Lilly since December 31, 2022. If these reductions are not offset by increases in other sources of revenue, our results of operations for future periods may be materially and adversely affected.
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
In recent years, we have been and will continue updating and consolidating systems and automating processes in many parts of our business with a variety of systems, including in connection with the integration of acquired businesses and the implementation of a new enterprise resource planning software. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and are required to address a number of challenges, including information security assessment and remediation, data conversion, network and system cutover, user training, and integration with existing processes or systems. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, billing errors and accounting errors.
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
Although we expect business acquisitions will result in synergies and other benefits to us, we may not realize those benefits because of uncertainties related to certain assets acquired as a result of the acquisitions.
In November 2020 and September 2021, we consummated the Trianni and TetraGenetics acquisitions, respectively. If we are not able to optimize integration of TetraGenetics and Trianni, or if we change our planned use of in process research and development, we might not realize synergies and other benefits to us and/or there could be a future impairment of the corresponding intangible asset, goodwill and valuation of the related contingent consideration recognized on acquisition of these businesses.
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

As of March 31, 2024, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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

In addition, we may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems, and we are currently engaged in litigation with such third parties (i.e. Bruker and Schrader). Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future programs or technologies may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our discovery and development engine, or the systems, workflows, consumables and reagent kits that comprise our discovery and development engine, infringes these patents. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our discovery and development engine, including our systems, workflows, consumables and reagent kits. Under the applicable law of certain jurisdictions, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our technologies. We may incorrectly determine that our technologies are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our technologies.
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
The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, those changes to the attribution rules may result in ownership of the stock of our non-U.S. subsidiaries being attributed to our U.S. subsidiaries, which could result in our non-U.S. subsidiaries being treated as CFCs and certain U.S. Holders of our common shares being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFCs. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We believe that we and our non-U.S. subsidiaries will not be treated as CFCs in the 2023 taxable year solely by virtue of direct or indirect ownership by Ten Percent Shareholders. However, we believe that our non-U.S. subsidiaries may be treated as CFCs in the 2023 taxable year due to attribution rules that deem constructive ownership by our U.S. subsidiaries. It is unclear whether we would be treated as a CFC in a subsequent taxable year. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.
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
The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. Refer to Note 19 of our 2023 annual consolidated financial statements for additional information. As part of our ongoing planned research and development and execution of our programs under contract and internal programs, changes to our plans due to internal and external factors out of our control could impact the amount and timing of projected future cash flows. As a result, these unplanned changes could result in us performing a quantitative impairment test in the future, which could result in a potential non-cash impairment charge associated with our goodwill or intangible assets, which would have a material adverse impact on our results of operations and the market value of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AbCellera Biologics Inc.

Date: May 7, 2024	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)