Form 10-Q
period 2024-06-30
AbCellera Biologics Inc.
filed 2024-08-06
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 294,665,532 common shares, no par value per share, outstanding.

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
•We have incurred losses in certain years since inception, including in 2023 and 2024, and we may not be able to generate sufficient revenue to achieve profitability.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2023	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$133,320	$148,312
Marketable securities	627,265	522,044
Total cash, cash equivalents, and marketable securities	760,585	670,356
Accounts and accrued receivable	30,590	36,143
Restricted cash	25,000	25,000
Other current assets	55,810	40,055
Total current assets	871,985	771,554
Long-term assets:
Property and equipment, net	287,696	318,882
Intangible assets, net	120,425	85,661
Goodwill	47,806	47,806
Investments in equity accounted investees	65,938	76,064
Other long-term assets	94,244	112,514
Total long-term assets	616,109	640,927
Total assets	$1,488,094	$1,412,481
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$49,580	$43,952
Contingent consideration payable	50,475	20,027
Deferred revenue	18,958	6,401
Total current liabilities	119,013	70,380
Long-term liabilities:
Operating lease liability	71,222	66,451
Deferred revenue	8,195	7,970
Deferred government contributions	95,915	124,186
Contingent consideration payable	4,913	4,441
Deferred tax liability	30,612	21,737
Other long-term liabilities	5,906	6,348
Total long-term liabilities	216,763	231,133
Total liabilities	335,776	301,513
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2023 and June 30, 2024: 290,824,970 and 294,665,532 shares issued and outstanding at December 31, 2023 and June 30, 2024, respectively	753,199	769,966
Additional paid-in capital	121,052	140,828
Accumulated other comprehensive loss	(1,720)	(2,073)
Accumulated earnings	279,787	202,247
Total shareholders' equity	1,152,318	1,110,968
Total liabilities and shareholders' equity	$1,488,094	$1,412,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Revenue:
Research fees	$9,830	$5,453	$20,400	$15,227
Licensing revenue	226	370	598	550
Milestone payments	–	1,500	1,250	1,500
Total revenue	10,056	7,323	22,248	17,277
Operating expenses:
Research and development(1)	36,473	40,927	89,120	80,214
Sales and marketing(1)	3,841	3,136	7,612	6,501
General and administrative(1)	15,521	20,192	30,655	37,544
Depreciation, amortization, and impairment	5,610	36,522	11,124	41,366
Total operating expenses	61,445	100,777	138,511	165,625
Loss from operations	(51,389)	(93,454)	(116,263)	(148,348)
Other (income) expense
Interest income	(10,779)	(9,801)	(20,537)	(20,202)
Grants and incentives	(4,576)	(3,310)	(7,951)	(6,585)
Other (income) expense	1,970	(32,156)	(1,624)	(30,627)
Total other (income)	(13,385)	(45,267)	(30,112)	(57,414)
Net loss before income tax	(38,004)	(48,187)	(86,151)	(90,934)
Income tax recovery	(7,476)	(11,257)	(15,513)	(13,394)
Net loss	$(30,528)	$(36,930)	$(70,638)	$(77,540)
Foreign currency translation adjustment	122	(257)	(508)	(353)
Comprehensive loss	$(30,406)	$(37,187)	$(71,146)	$(77,893)

Net loss per share
Basic	$(0.11)	$(0.13)	$(0.24)	$(0.26)
Diluted	$(0.11)	$(0.13)	$(0.24)	$(0.26)
Weighted-average common shares outstanding
Basic	288,905,587	294,217,013	288,357,081	293,467,753
Diluted	288,905,587	294,217,013	288,357,081	293,467,753

The accompanying notes are an integral part of these condensed consolidated financial statements.
1Exclusive of depreciation, amortization, and impairment

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units ("RSUs") vested under stock option plan	2,796,342	11,363	(10,471)	–	–	892
Stock-based compensation expense	–	–	17,409	–	–	17,409
Foreign currency translation adjustment	–	–	–	–	(96)	(96)
Net loss	–	–	–	(40,610)	–	(40,610)
Balances as of March 31, 2024	293,621,312	$764,562	$127,990	$239,177	$(1,816)	$1,129,913
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,044,220	5,404	(4,944)	–	–	460
Stock-based compensation expense	–	–	17,782	–	–	17,782
Foreign currency translation adjustment	–	–	–	–	(257)	(257)
Net loss	–	–	–	(36,930)	–	(36,930)
Balances as of June 30, 2024	294,665,532	$769,966	$140,828	$202,247	$(2,073)	$1,110,968

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,574,919	8,451	(7,962)	–	–	489
Share-based compensation expense	–	–	15,474	–	–	15,474
Foreign currency translation adjustment	–	–	–	–	(630)	(630)
Net loss	–	–	–	(40,110)	–	(40,110)
Balances as of March 31, 2023	288,426,514	$742,816	$81,630	$386,075	$(2,021)	$1,208,500
Shares issued and restricted stock units ("RSUs") vested under stock option plan	762,955	1,940	(1,606)	–	–	334
Share-based compensation expense	–	–	16,399	–	–	16,399
Foreign currency translation adjustment	–	–	–	–	122	122
Net loss	–	–	–	(30,528)	–	(30,528)
Balances as of June 30, 2023	289,189,469	$744,756	$96,423	$355,547	$(1,899)	$1,194,827
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Six months ended June 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(70,638)	$(77,540)
Cash flows from operating activities:
Depreciation of property and equipment	5,810	6,603
Amortization and impairment of intangible assets	5,314	34,763
Amortization of operating lease right-of-use assets	3,252	3,437
Stock-based compensation	31,873	35,191
Fair value gain on contingent consideration	–	(30,920)
Other	(4,429)	(8,193)
Changes in operating assets and liabilities:
Research fees and grants receivable	(24,269)	(34,434)
Accrued royalties receivable	9,260	–
Income taxes payable (receivable)	22,884	(5,953)
Accounts payable and accrued liabilities	(2,827)	(130)
Deferred revenue	(4,870)	(12,782)
Accrued royalties payable	(16,253)	–
Deferred grant income	25,566	19,757
Other assets	(4,833)	(1,473)
Net cash used in operating activities	(24,160)	(71,674)
Cash flows from investing activities:
Purchases of property and equipment	(42,185)	(44,250)
Purchase of marketable securities	(528,891)	(426,007)
Proceeds from marketable securities	422,814	539,385
Receipt of grant funding	7,693	19,750
Long-term investments and other assets	(36,757)	3,950
Investment in equity accounted investees	(6,673)	(10,820)
Net cash provided by (used in) investing activities	(183,999)	82,008
Cash flows from financing activities:
Payment of liability for in-licensing agreement and other	(863)	(368)
Proceeds from long-term liabilities	–	4,497
Proceeds from exercise of stock options	824	1,353
Net cash provided by (used in) financing activities	(39)	5,482
Effect of exchange rate changes on cash and cash equivalents	584	(824)
Increase (decrease) in cash and cash equivalents	(207,614)	14,992
Cash and cash equivalents and restricted cash, beginning of period	414,651	160,610
Cash and cash equivalents and restricted cash, end of period	$207,037	$175,602
Restricted cash included in other assets	2,290	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$204,747	$173,312
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	11,718	15,944
Right-of-use assets obtained in exchange for operating lease obligation	2,945	452
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023.
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

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Basic and diluted loss per share
Net loss	$(30,528)	$(36,930)	$(70,638)	$(77,540)
Weighted-average common shares outstanding	288,905,587	294,217,013	288,357,081	293,467,753
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.24)	$(0.26)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and June 30, 2024 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three and six months ended June 30, 2023 and June 30, 2024 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 50,707,389 and 50,775,907 potential common shares for the three and six months ended June 30, 2023, and 58,545,821 and 58,804,118 potential common shares for the three and six months ended June 30, 2024, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2023	June 30, 2024
Computers	$3,517	$3,757
Land	53,405	53,405
Building	43,947	63,126
Laboratory equipment	70,350	76,136
Leasehold improvements	73,944	88,411
Operating lease right-of-use assets	73,141	70,156
Property and equipment	318,304	354,991
Less: accumulated depreciation	(30,608)	(36,109)
Property and equipment, net	$287,696	$318,882
As of December 31, 2023 and June 30, 2024, property and equipment includes leasehold improvements and construction in progress in the amount of $91.0 million and $108.2 million, respectively, and construction deposits of $13.7 million and $13.0 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three and six months ended June 30, 2023 was $3.0 million and $5.8 million, respectively, and $3.4 million and $6.6 million for the three and six months ended June 30, 2024, respectively.

6. Intangible assets
Intangible assets consisted of the following:

	June 30, 2024
	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$28,307	$10,126
Technology	52,700	9,175	43,525
IPR&D	32,010	–	32,010
	$123,143	$37,482	$85,661
In the quarter ended June 30, 2024, the Company recorded a full impairment charge of the carrying value of $32.0 million (or $23.2 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics. The impairment was a result of the Company's ongoing internal program portfolio prioritization and is reflected within Depreciation, amortization, and impairment expense. Details of a corresponding impact to contingent consideration associated with the same acquisition are disclosed in Note 11.
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended June 30:

Amortization Expense
2025	$4,297
2026	4,297
2027	4,297
2028	4,297
2029	4,297
$21,485
7. Investments in equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three and six months ended June 30, 2023 and 2024.

Dayhu JV

As of December 31, 2023 and June 30, 2024, the equity investment balance was $42.1 million and $42.2 million, respectively. Substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2023 and June 30, 2024, the Company recorded a right-of-use asset of $49.1 million and $48.4 million, respectively, and an operating lease liability of $50.4 million and $48.3 million, respectively, associated with an office lease with the Dayhu JV. In the three and six months ended June 30, 2023, the Company incurred lease expense of $1.3 million and $2.6 million, respectively, and $1.3 million and $2.7 million in the three and six months ended June 30, 2024, respectively, to the Dayhu JV included within operating expenses.

At December 31, 2023 and June 30, 2024, the Company had a loan receivable balance of CAD $45.9 million ($34.7 million) and CAD $46.2 million ($33.6 million), respectively, directly with our JV partner, Dayhu, included in other long-term assets.
Beedie JV
As of December 31, 2023 and June 30, 2024, the equity investment balance was $23.8 million and $33.9 million, respectively, of which substantially all the assets in the Beedie JV is comprised of property and equipment.

At December 31, 2023 and June 30, 2024, the Company had a loan receivable balance of CAD $18.4 million ($13.9 million) and CAD $30.6 million ($22.4 million), respectively, directly with our JV partner, Beedie, which relates to the land and construction loan and is included in other long-term assets.
8. Other current assets and liabilities
Other current assets

	December 31, 2023	June 30, 2024
Taxes receivable	$33,792	$31,560
Prepaid expenses and other	22,018	8,495
Total other current assets	$55,810	$40,055

Current accounts payable and other current liabilities

	December 31, 2023	June 30, 2024
Accounts payable and accrued liabilities	$28,603	$26,585
Current portion of operating lease liability	6,158	5,603
Payroll liabilities	7,707	4,357
Current portion of deferred government contribution	7,112	7,407
Total accounts payable and other current liabilities	$49,580	$43,952
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	30,647,575	$0.94
Granted	–	–
Exercised	(3,070,773)	0.46
Forfeited	–	–
Outstanding as of June 30, 2024	27,576,802	$0.99
Options exercisable as of June 30, 2024	25,329,480	$0.92
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	13,992,304	$13.82
Granted	10,709,925	5.24
Exercised	–	–
Forfeited	(762,701)	12.39
Outstanding as of June 30, 2024	23,939,528	$10.03
Options exercisable as of June 30, 2024	6,970,478	$15.33

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	4,075,590	$11.61
Granted	4,000,037	5.33
Vested and settled	(769,789)	12.70
Forfeited	(276,347)	8.88
Outstanding as of June 30, 2024	7,029,491	$8.03
As of June 30, 2024, the number of shares available for issuance under the 2020 Plan was 33,815,931, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation expense was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2024	2023	2024
Research and development	$8,078	$8,354	$15,574	$16,578
Sales and marketing	1,329	1,497	2,600	2,928
General and administrative	6,992	7,931	13,699	15,685
	$16,399	$17,782	$31,873	$35,191
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2022	June 30, 2023	December 31, 2023	June 30, 2024
Deferred revenue	$41,128	$36,258	$27,153	$14,371
During the three and six months ended June 30, 2023, the Company recognized $4.0 million and $8.1 million, respectively, and $4.4 million and $13.0 million, respectively, in the three and six months ended June 30, 2024, of revenue that had been included in deferred revenue as of December 31, 2022 and December 31, 2023.
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
At June 30, 2024, the Company also held non-marketable securities included in other long term assets of $32.3 million (December 31, 2023 - $32.3 million). These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
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
The following table presents the changes in fair value of the liability for contingent consideration:

Three Months Ended June 30, 2024	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$19,653	$374	$20,027
TetraGenetics (ii)	$36,841	$(32,400)	$4,441

Six Months Ended June 30, 2024	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$18,697	$1,330	$20,027
TetraGenetics (ii)	$36,691	$(32,250)	$4,441
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
ii)The estimated fair value of potential future successful milestone payouts was determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at 12.8%, the rate that measures the risks inherent in the future cash flows. At June 30, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value of the Company's ongoing internal program portfolio prioritization, resulting in a reduction of $32.4 million recognized as a non-cash fair value gain through other income.
In-Process Research and Development Assets
As discussed in Note 6, the estimated fair values in support of the full impairment charge were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on a probability-adjusted present value of the future estimated after-tax cash flows attributable to the intangible assets. The significant assumptions inherent in estimating the fair values, from the perspective of a market participant, include a probability-adjusted success rate of its continued development through to clinical trials, future revenue, operating and development costs, milestone and regulatory success, obsolescence, and profitability. A de-risked discount rate of 12.8% was used to present value the probability of success risk adjusted after-tax cash flows attributable to the IPR&D.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of June 30, 2024, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.6 years.

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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at June 30, 2024:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$72,434	$–	$–	$72,434
Certificate of deposit	–	166,217	$–	166,217
Commercial paper	–	71,896	$–	71,896
Corporate bonds	–	112,836	$–	112,836
Asset backed securities	–	98,661	$–	98,661
	$72,434	$449,610	$–	$522,044
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. No amounts were expensed during the three and six months ended June 30, 2023 or June 30, 2024.
13. Government contributions
Government Contribution 1
In May of 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($125.6 million), collectively "Government Contribution 1" which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats. From inception to June 30, 2024, the Company incurred $122.7 million in expenditures in respect of the Canadian government's Strategic Innovation Fund (SIF), of which $46.1 million and $76.7 million relate to phase 1 and 2, respectively as defined in the agreement. Spending under phase 1 of the agreement and such amounts are non-repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of June 30, 2024, no amounts have been accrued related to the repayment terms.
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

The Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid is based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. From inception to June 30, 2024, the Company has recorded CAD 46.0 million ($34.1 million) in respect of the funding.
The Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. From inception to June 30, 2024, the Company has recorded CAD $31.0 million ($23.0 million) in respect of the funding commitment.

Impact to Consolidated Financial Statements

The Company recognized the following on the consolidated balance sheets:

	June 30, 2024
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1	$13,872	$7,524	$69,414	$–	$76,938
Government Contribution 2 (Canada)	12,497	5,773	–	25,229	31,002
Government Contribution 2 (British Columbia)	18,080	–	22,666	–	22,666
Other Government Grants	–	987	–	–	987
June 30, 2024	$44,449	$14,284	$92,080	$25,229	$131,593
December 31, 2023	$36,051	$14,811	$71,796	$16,420	$103,027

June 30, 2024
Current	$31,632	$4,213	$3,194	$–	$7,407
Long-term	$12,817	$10,071	$88,886	$25,229	$124,186
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
The Company has advanced two AbCellera-led programs into IND-enabling studies. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class and best-in-class antibody therapies. We have started a cumulative total of 93 partner-initiated programs with downstream participation and have seen a cumulative total 14 molecules advanced into the clinic, as illustrated by the following chart.

Recent Developments
On July 18, 2024, Invetx announced its upcoming acquisition by Dechra Pharmaceuticals for up to $520 million in total consideration. AbCellera is a founding partner in Invetx, has a low-single-digit royalty stake in Invetx’s programs, and a mid-single-digit equity ownership position.
On July 31, 2024, we announced an expanded collaboration with Lilly to discover therapeutic antibodies for programs in immunology, cardiovascular disease, and neuroscience.

Financial Highlights
The following table summarizes our key operating results for the three and six months ended June 30, 2023 and June 30, 2024. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three Months Ended June 30, 2024		Six Months Ended June 30,
Financial Performance	2023	2024	2023	2024
Revenue:
Research fees	$9,830	$5,453	$20,400	$15,227
Licensing revenue	226	370	598	550
Milestone payments	–	1,500	1,250	1,500
Total revenue	10,056	7,323	22,248	17,277
Operating expenses:
Research and development(1)	36,473	40,927	89,120	80,214
Other operating expenses	24,972	59,850	49,391	85,411
Total operating expenses	61,445	100,777	138,511	165,625
Loss from operations	(51,389)	(93,454)	(116,263)	(148,348)
Total other (income)	(13,385)	(45,267)	(30,112)	(57,414)
Net loss before income tax	(38,004)	(48,187)	(86,151)	(90,934)
Net loss	$(30,528)	$(36,930)	$(70,638)	$(77,540)
Net loss per share
Basic	$(0.11)	$(0.13)	$(0.24)	$(0.26)
Diluted	$(0.11)	$(0.13)	$(0.24)	$(0.26)
Operating expenses include stock-based compensation:
Research and development	$8,078	$8,354	$15,574	$16,578
Sales and marketing	1,329	1,497	2,600	2,928
General and administrative	6,992	7,931	13,699	15,685

Financial Position and Liquidity			December 31, 2023	June 30, 2024
Cash and cash equivalents			133,320	148,312
Marketable securities			627,265	522,044
Total cash, cash equivalents, and marketable securities			760,585	670,356
Total assets			1,488,094	1,412,481
Total shareholders' equity			1,152,318	1,110,968

(1)Exclusive of depreciation, amortization, and impairment
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in Part II, Item 1A, Risk Factors.
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

Cumulative Metrics	June 30, 2023	June 30, 2024	Change %
Partner-initiated program starts with downstreams	80	93	16%
Molecules in the clinic	9	14	56%

The table below outlines the details of molecules in the clinic as of June 30, 2024:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
Bebtelovimab (LY-CoV1404)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
TAK-920/DNL919	Phase 1*	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera partner-initiated discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera partner-initiated discovery
ABD-147	IND cleared (Fast Track-designated)	Abdera Therapeutics	Oncology	AbCellera partner-initiated discovery
IVX-01	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	Phase 1*	Undisclosed	Undisclosed	Trianni license
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
Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to June 30, 2024:

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
* Effective date of agreement

Results of Operations
Comparison of the three and six months ended June 30, 2023 and June 30, 2024:
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Revenue:
Research fees	$9,830	$5,453	$(4,377)	(45)%	$20,400	$15,227	$(5,173)	(25)%
Licensing revenue	226	370	144	64%	598	550	(48)	(8)%
Milestone payments	–	1,500	1,500	100%	1,250	1,500	250	20%
Total revenue	$10,056	$7,323	$(2,733)	(27)%	$22,248	$17,277	$(4,971)	(22)%

Revenue decreased by $2.7 million from the three months ended June 30, 2023 compared to the three months ended June 30, 2024, and decreased $5.0 million from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The decrease in research fees in both periods was attributable to the timing and progress of our research and development efforts and was partially offset by two milestones reached within 2024.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Research and development	36,473	40,927	4,454	12%	89,120	80,214	(8,906)	(10)%
Research and development expenses increased by $4.5 million, or 12%, from the three months ended June 30, 2023 compared to the three months ended June 30, 2024. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. Of the total increase, $1.8 million is attributable to compensation-related expenses and $2.7 million is attributable to facilities, supplies and services expenditure consistent with the overall growth of the Company.
Research and development expenses decreased by $8.9 million, or (10)%, from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. The decrease is attributable to specific one-time investments in co-development and internal programs of approximately $20.0 million made in the first quarter of 2023. The overall decrease was partially offset by an increase of $5.6 million in compensation-related expenses and a $5.5 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Sales and marketing	3,841	3,136	(705)	(18)%	7,612	6,501	(1,111)	(15)%
Sales and marketing expenses decreased by $0.7 million, or (18)%, from the three months ended June 30, 2023 compared to the three months ended June 30, 2024. The decrease was attributable to a reduction in consulting fees and other expenses related to our business development activity.
Sales and marketing expenses decreased by $1.1 million, or (15)%, from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The decrease was attributable to a reduction in consulting fees and other expenses related to our business development activity.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
General and administrative	15,521	20,192	4,671	30%	30,655	37,544	6,889	22%
General and administrative expenses increased by $4.7 million, or 30%, from the three months ended June 30, 2023 compared to the three months ended June 30, 2024. The increase was driven by a $0.8 million increase in compensation-related costs and a $4.0 million increase in legal, software, and other general administrative costs.
General and administrative expenses increased by $6.9 million, or 22%, from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The increase was driven by a $1.8 million increase in compensation-related costs and a $5.2 million increase in legal, software, and other general administrative costs.
Depreciation, Amortization, and Impairment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Depreciation, amortization, and impairment	5,610	36,522	30,912	551%	11,124	41,366	30,242	272%
Depreciation, amortization, and impairment expenses increased by $30.9 million, or 551%, from the three months ended June 30, 2023 compared to the three months ended June 30, 2024 and increased by $30.2 million, or 272%, from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The increase relates primarily to a full impairment charge of the carrying value of $32.0 million (or $23.2 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics. The impairment was a result of the Company's ongoing internal program portfolio prioritization.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Interest income	(10,779)	(9,801)	978	(9)%	(20,537)	(20,202)	335	(2)%
Interest income decreased by $1.0 million, or (9)%, from the three months ended June 30, 2023 compared to the three months ended June 30, 2024 and decreased $0.3 million, or (2)%, from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The decrease was primarily driven by a decrease in our average cash and cash equivalents and marketable securities balances in the respective periods.

Grants and Incentives

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Grants and incentives	(4,576)	(3,310)	1,266	(28)%	(7,951)	(6,585)	1,366	(17)%
Grants and incentives decreased by $1.3 million, or (28)%, from the three months ended June 30, 2023 compared to the three months ended June 30, 2024 and decreased $1.4 million, or (17)%, from the six months ended June 30, 2023 compared to the six months ended June 30, 2024.. This decrease was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.
Other (Income)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Other (income) expense	1,970	(32,156)	(34,126)	(1732)%	(1,624)	(30,627)	(29,003)	1786%
Other (income) increased by $34.1 million from the three months ended June 30, 2023 compared to the three months ended June 30, 2024. The increase included a gain on fair value adjustments related to held-for-trading marketable securities and Trianni contingent consideration of $2.4 million, partially offset by a foreign exchange loss of $0.7 million due to fluctuations in the Canadian and U.S. dollar exchange rate. Further to the intangible asset impairment discussion above, at June 30, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value of the Company's ongoing internal program portfolio prioritization, resulting in a $32.4 million non-cash fair value gain.
Other (income) increased by $29.0 million from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The $32.4 million fair value gain discussed in the three months ended June 30, 2024 above was partially offset by fair value adjustments related to held-for-trading marketable securities and contingent consideration of $2.4 million and a foreign exchange loss of $1.0 million due to fluctuations in the Canadian and U.S. dollar exchange rate.
Income Tax Recovery

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Income tax recovery	(7,476)	(11,257)	(3,781)	51%	(15,513)	(13,394)	2,119	(14)%
Income tax recovery increased by $3.8 million from the three months ended June 30, 2023 compared to the three months ended June 30, 2024 and decreased by $2.1 million from the six months ended June 30, 2023 compared to the six months ended June 30, 2024. The movement in each period was driven by the current net loss and a change in effective income tax rates.

Liquidity and Capital Resources
As of June 30, 2024, we had $670.4 million of cash, cash equivalents and marketable securities, comprising $148.3 million in cash and cash equivalents and $522.0 million in marketable securities. The decrease of $90.2 million since December 31, 2023, was primarily from a combination of cash flow used in operations due to our continued research and development activity, our internal pipeline, continued investment in the capacity and capabilities of our discovery and development engine, investments in our corporate headquarters and GMP facility under construction, and offset by government contributions received in the six months ended June 30, 2024.
While we have generated positive operating cash flows in the past, we intend to significantly invest in our business, and as a result may continue to incur operating losses in future periods. We will continue to use our significant available liquidity from our cash, cash equivalents and marketable securities to fund and invest in research and development efforts towards expanding our capabilities and expertise along our discovery and development engine, the building of our business development team and marketing our solutions to new and existing partners, and the expansion of our corporate headquarters, GMP facility and related infrastructure, including optimization of long-term office-lease arrangements. Based on our current business plan, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, loan receivables, and government contributions, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of additional external funding over at least the next 36 months following the date of this report.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2024
Net cash provided by (used in):
Operating activities	$(24,160)	$(71,674)
Investing activities	(183,999)	82,008
Financing activities	(39)	5,482
Effect of exchange rate fluctuations on cash and cash equivalents	584	(824)
Net increase (decrease) in cash and cash equivalents	$(207,614)	$14,992
Operating activities
Net cash used in operating activities increased from $24.2 million in the six months ended June 30, 2023 to $71.7 million in the six months ended June 30, 2024. The increase in cash flows used in operations was attributable to research and development activity, program execution, and investment in partnered and internal programs.
Investing activities
Net cash used in investing activities decreased from $184.0 million used in investing activities in the six months ended June 30, 2023 to $82.0 million provided by investing activities in the six months ended June 30, 2024. The decrease in cash used in investing activities was primarily attributable to specific one-time investments that occurred in the first quarter of 2023, receipt of grant funding, and proceeds from marketable securities in the six months ended June 30, 2024.
Financing activities
For the six months ended June 30, 2023, net cash used in financing activities included a $0.9 million contingent consideration payment, partially offset by proceeds from the exercise of options for common stock. Net cash provided by financing activities was $5.5 million for the six months ended June 30, 2024 due to proceeds from other long-term liabilities and the exercise of stock options.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2023. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Note 11 of these quarterly consolidated financial statements for additional information. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.

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
In November 2020 and September 2021, we consummated the Trianni and TetraGenetics acquisitions, respectively. If we are not able to optimize integration of TetraGenetics and Trianni, or if we change our planned use of in process research and development, we might not realize synergies and other benefits to us and/or there could be future impairments of the corresponding intangible asset, goodwill and valuation of the related contingent consideration recognized on acquisition of these businesses. Refer to Notes 6 and 11 of these quarterly consolidated financial statements for additional information.
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

As of June 30, 2024, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
Some of our intellectual property rights may have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our technology pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-

exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. To date, only our work in helping develop bamlanivimab may be subject to government funding or “march-in” rights. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
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
The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. Refer to Note 19 of our 2023 annual consolidated financial statements, and Note 6 of these quarterly consolidated financial statements, for additional information. As part of our ongoing planned research and development and execution of our programs under contract and internal programs, changes to our plans due to internal and external factors out of our control could impact the amount and timing of projected future cash flows. As a result, these unplanned changes could result in us performing a quantitative impairment test in the future, which could result in a potential non-cash impairment charge associated with our goodwill or intangible assets, which would have a material adverse impact on our results of operations and the market value of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.2	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).
10.1*	Seventh Amended and Restated Stock Option Plan, and form of award agreement thereunder.
10.2*	Amended 2020 Share Option and Incentive Plan, and form of award agreement thereunder.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

AbCellera Biologics Inc.

Date: August 6, 2024	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)