Form 10-Q
period 2024-09-30
AbCellera Biologics Inc.
filed 2024-11-04
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 295,366,280 common shares, no par value per share, outstanding.

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
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and share price.
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
ii

•Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse non-cash accounting impact on our results of operations.
•Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.
Investing in our common shares involves a high degree of risk. You should carefully consider the risks and uncertainties contained in Part II, Item 1A, Risk Factors, together with all other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission, or the SEC, before investing in our common shares. Any of the risk factors we describe below under Part II, Item 1A, Risk Factors, could adversely affect our business, financial condition or results of operations. The market price of our common shares could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common shares. Additional risks that are currently unknown to us or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Forward-Looking Information” in this Quarterly Report on Form 10-Q.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2023	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$133,320	$126,640
Marketable securities	627,265	516,499
Total cash, cash equivalents, and marketable securities	760,585	643,139
Accounts and accrued receivable	30,590	31,373
Restricted cash	25,000	25,000
Other current assets	55,810	43,371
Total current assets	871,985	742,883
Long-term assets:
Property and equipment, net	287,696	331,263
Intangible assets, net	120,425	52,577
Goodwill	47,806	47,806
Investments in equity accounted investees	65,938	84,084
Other long-term assets	94,244	134,215
Total long-term assets	616,109	649,945
Total assets	$1,488,094	$1,392,828
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$49,580	$53,773
Contingent consideration payable	50,475	20,217
Deferred revenue	18,958	5,578
Total current liabilities	119,013	79,568
Long-term liabilities:
Operating lease liability	71,222	66,274
Deferred revenue	8,195	8,100
Deferred government contributions	95,915	142,046
Contingent consideration payable	4,913	4,441
Deferred tax liability	30,612	12,781
Other long-term liabilities	5,906	1,524
Total long-term liabilities	216,763	235,166
Total liabilities	335,776	314,734
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2023 and September 30, 2024: 290,824,970 and 295,157,474 shares issued and outstanding at December 31, 2023 and September 30, 2024, respectively	753,199	772,832
Additional paid-in capital	121,052	155,354
Accumulated other comprehensive loss	(1,720)	(1,232)
Accumulated earnings	279,787	151,140
Total shareholders' equity	1,152,318	1,078,094
Total liabilities and shareholders' equity	$1,488,094	$1,392,828
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Revenue:
Research fees	$6,413	$6,289	$26,812	$21,516
Licensing revenue	186	218	784	767
Milestone payments	–	–	1,250	1,500
Total revenue	6,599	6,507	28,846	23,783
Operating expenses:
Research and development(1)	37,917	40,969	127,036	121,183
Sales and marketing(1)	3,468	3,135	11,080	9,635
General and administrative(1)	14,369	19,147	45,025	56,691
Depreciation, amortization, and impairment	5,735	36,919	16,859	78,285
Total operating expenses	61,489	100,170	200,000	265,794
Loss from operations	(54,890)	(93,663)	(171,154)	(242,011)
Other income:
Interest income	(10,740)	(9,603)	(31,278)	(29,805)
Grants and incentives	(2,828)	(3,491)	(10,779)	(10,076)
Other income	(2,046)	(17,937)	(3,670)	(48,564)
Total other income	(15,614)	(31,031)	(45,727)	(88,445)
Net loss before income tax	(39,276)	(62,632)	(125,427)	(153,566)
Income tax recovery	(10,666)	(11,525)	(26,179)	(24,919)
Net loss	$(28,610)	$(51,107)	$(99,248)	$(128,647)
Foreign currency translation adjustment	439	841	(69)	488
Comprehensive loss	$(28,171)	$(50,266)	$(99,317)	$(128,159)

Net loss per share
Basic	$(0.10)	$(0.17)	$(0.34)	$(0.44)
Diluted	$(0.10)	$(0.17)	$(0.34)	$(0.44)
Weighted-average common shares outstanding
Basic	289,496,841	294,851,945	288,750,387	293,930,702
Diluted	289,496,841	294,851,945	288,750,387	293,930,702
The accompanying notes are an integral part of these condensed consolidated financial statements.
1Exclusive of depreciation, amortization, and impairment

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units ("RSUs") vested under stock option plan	2,796,342	11,363	(10,471)	–	–	892
Stock-based compensation expense	–	–	17,409	–	–	17,409
Foreign currency translation adjustment	–	–	–	–	(96)	(96)
Net loss	–	–	–	(40,610)	–	(40,610)
Balances as of March 31, 2024	293,621,312	$764,562	$127,990	$239,177	$(1,816)	$1,129,913
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,044,220	5,404	(4,944)	–	–	460
Stock-based compensation expense	–	–	17,782	–	–	17,782
Foreign currency translation adjustment	–	–	–	–	(257)	(257)
Net loss	–	–	–	(36,930)	–	(36,930)
Balances as of June 30, 2024	294,665,532	$769,966	$140,828	$202,247	$(2,073)	$1,110,968
Shares issued and restricted stock units ("RSUs") vested under stock option plan	491,942	2,866	(2,638)	–	–	228
Stock-based compensation expense	–	–	17,164	–	–	17,164
Foreign currency translation adjustment	–	–	–	–	841	841
Net loss	–	–	–	(51,107)	–	(51,107)
Balances as of September 30, 2024	295,157,474	$772,832	$155,354	$151,140	$(1,232)	$1,078,094

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	1,574,919	8,451	(7,962)	–	–	489
Share-based compensation expense	–	–	15,474	–	–	15,474
Foreign currency translation adjustment	–	–	–	–	(630)	(630)
Net loss	–	–	–	(40,110)	–	(40,110)
Balances as of March 31, 2023	288,426,514	$742,816	$81,630	$386,075	$(2,021)	$1,208,500
Shares issued and restricted stock units ("RSUs") vested under stock option plan	762,955	1,940	(1,606)	–	–	334
Share-based compensation expense	–	–	16,399	–	–	16,399
Foreign currency translation adjustment	–	–	–	–	122	122
Net loss	–	–	–	(30,528)	–	(30,528)
Balances as of June 30, 2023	289,189,469	$744,756	$96,423	$355,547	$(1,899)	$1,194,827
Shares issued and restricted stock units ("RSUs") vested under stock option plan	588,185	3,158	(2,901)	–	–	257
Share-based compensation expense	–	–	15,862	–	–	15,862
Foreign currency translation adjustment	–	–	–	–	439	439
Net loss	–	–	–	(28,610)	–	(28,610)
Balances as of September 30, 2023	289,777,654	$747,914	$109,384	$326,937	$(1,460)	$1,182,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Nine months ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(99,248)	$(128,647)
Cash flows from operating activities:
Depreciation of property and equipment	8,874	10,437
Amortization and impairment of intangible assets	7,985	67,848
Amortization of operating lease right-of-use assets	4,926	4,813
Stock-based compensation	47,735	52,355
Fair value gain on contingent consideration and investments	–	(48,727)
Deferred income tax and other	(6,354)	(17,891)
Changes in operating assets and liabilities:
Research fees and grants receivable	(35,495)	(54,258)
Accrued royalties receivable	9,273	–
Income taxes payable (receivable)	28,685	(8,709)
Accounts payable and accrued liabilities	(1,852)	4,018
Deferred revenue	(7,238)	(13,474)
Accrued royalties payable	(16,253)	–
Deferred grant income	30,377	30,671
Other assets	4,319	1,008
Net cash used in operating activities	(24,266)	(100,556)
Cash flows from investing activities:
Purchases of property and equipment	(62,516)	(62,766)
Purchase of marketable securities	(744,674)	(612,249)
Proceeds from marketable securities	642,913	735,989
Receipt of grant funding	15,023	29,150
Long-term investments and other assets	(37,317)	13,538
Investment in equity accounted investees	(10,214)	(17,956)
Net cash provided by (used in) investing activities	(196,785)	85,706
Cash flows from financing activities:
Payment of liability for in-licensing agreement and other	(1,049)	(552)
Proceeds from long-term liabilities	6,560	7,599
Proceeds from exercise of stock options	1,080	1,580
Net cash provided by financing activities	6,591	8,627
Effect of exchange rate changes on cash and cash equivalents	(479)	(457)
Decrease in cash and cash equivalents	(214,939)	(6,680)
Cash and cash equivalents and restricted cash, beginning of period	414,651	160,610
Cash and cash equivalents and restricted cash, end of period	$199,712	$153,930
Restricted cash included in other assets	2,290	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$197,422	$151,640
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	12,948	15,989
Right-of-use assets obtained in exchange for operating lease obligation	3,586	2,232
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023.
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

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Basic and diluted loss per share	2023	2024	2023	2024
Net loss	$(28,610)	$(51,107)	$(99,248)	$(128,647)
Weighted-average common shares outstanding	289,496,841	294,851,945	288,750,387	293,930,702
Net loss per share - basic and diluted	$(0.10)	$(0.17)	$(0.34)	$(0.44)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and September 30, 2024 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2023 and September 30, 2024 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 50,081,069 and 50,544,294 potential common shares for the three and nine months ended September 30, 2023, and 58,027,706 and 58,543,314 potential common shares for the three and nine months ended September 30, 2024, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2023	September 30, 2024
Computers	$3,517	$5,365
Land	53,405	53,405
Building	43,947	66,919
Laboratory equipment	70,350	79,486
Leasehold improvements	73,944	96,487
Operating lease right-of-use assets	73,141	68,319
Property and equipment	318,304	369,981
Less: accumulated depreciation	(30,608)	(38,718)
Property and equipment, net	$287,696	$331,263
As of December 31, 2023 and September 30, 2024, property and equipment includes leasehold improvements and construction in progress in the amount of $91.0 million and $93.0 million, respectively, and construction deposits of $13.7 million and $15.4 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three and nine months ended September 30, 2023 was $3.1 million and $8.9 million, respectively, and $3.8 million and $10.4 million for the three and nine months ended September 30, 2024, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	December 31, 2023			September 30, 2024
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	38,433	26,861	11,572	38,433	28,723	9,710
Technology	52,700	7,857	44,843	52,700	9,833	42,867
IPR&D	64,010	–	64,010	—	–	–
	155,143	34,718	120,425	91,133	38,556	52,577
For the quarter ended September 30, 2024, the Company recorded a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2020 acquisition of Trianni. The impairment was due to our ongoing internal program prioritization which resulted in the discontinuance of the development of the next-generation transgenic mice.
In the quarter ended June 30, 2024, the Company recorded a full impairment charge of the carrying value of $32.0 million (or $23.7 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics. The impairment was a result of the Company's ongoing internal program prioritization. Details of a corresponding impact to contingent consideration associated with the TetraGenetics acquisition are disclosed in Note 11.
The impairments are reflected within Depreciation, amortization, and impairment expense.
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended September 30:

Amortization Expense
2025	$4,297
2026	4,297
2027	4,297
2028	4,297
2029	4,297
$21,485
7. Investments in equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three and nine months ended September 30, 2023 and 2024.

Dayhu JV
As of December 31, 2023 and September 30, 2024, the equity investment balance was $42.1 million and $42.8 million, respectively. Substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2023 and September 30, 2024, the Company recorded a right-of-use asset of $49.1 million and $49.5 million, respectively, and an operating lease liability of $50.4 million and $50.1 million, respectively, associated with an office lease with the Dayhu JV. In the three and nine months ended September 30, 2023, the Company incurred lease expense of $1.3 million and $4.0 million, respectively, and $1.3 million and $4.0 million in the three and nine months ended September 30, 2024, respectively, to the Dayhu JV included within operating expenses.
At December 31, 2023 and September 30, 2024, the Company had a loan receivable balance of CAD $45.9 million ($34.7 million) and CAD $46.3 million ($34.0 million), respectively, directly with our JV partner, Dayhu, included in other long-term assets.

Beedie JV
As of December 31, 2023 and September 30, 2024, the equity investment balance was $23.8 million and $41.2 million, respectively, of which substantially all the assets in the Beedie JV is comprised of property and equipment.
At December 31, 2023 and September 30, 2024, the Company had a loan receivable balance of CAD $18.4 million ($13.9 million) and CAD $40.4 million ($29.9 million), respectively, directly with our JV partner, Beedie, which relates to the land and construction loan and is included in other long-term assets.
8. Other current assets and liabilities
Other current assets

	December 31, 2023	September 30, 2024
Taxes receivable	$33,792	$31,863
Prepaid expenses and other	22,018	11,508
Total other current assets	$55,810	$43,371

Current accounts payable and other current liabilities

	December 31, 2023	September 30, 2024
Accounts payable and accrued liabilities	$28,603	$34,795
Current portion of operating lease liability	6,158	5,125
Payroll liabilities	7,707	5,992
Current portion of deferred government contribution	7,112	7,861
Total accounts payable and other current liabilities	$49,580	$53,773
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	30,647,575	$0.94
Granted	–	–
Exercised	(3,380,807)	0.49
Forfeited	(3,750)	1.22
Outstanding as of September 30, 2024	27,263,018	$0.99
Options exercisable as of September 30, 2024	25,985,445	$0.95

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	13,992,304	$13.82
Granted	10,829,589	5.22
Exercised	–	–
Forfeited	(905,020)	11.80
Outstanding as of September 30, 2024	23,916,873	$10.00
Options exercisable as of September 30, 2024	7,799,362	$15.12
The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	4,075,590	$11.61
Granted	4,080,053	5.28
Vested and settled	(951,697)	12.69
Forfeited	(356,131)	8.57
Outstanding as of September 30, 2024	6,847,815	$7.85
As of September 30, 2024, the number of shares available for issuance under the 2020 Plan was 33,842,104, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation expense was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2024	2023	2024
Research and development	$7,796	$7,621	$23,370	$24,199
Sales and marketing	1,264	1,545	3,864	4,473
General and administrative	6,802	7,998	20,501	23,683
	$15,862	$17,164	$47,735	$52,355
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2022	September 30, 2023	December 31, 2023	September 30, 2024
Deferred revenue	$41,128	$33,890	$27,153	$13,678
During the three and nine months ended September 30, 2023, the Company recognized $4.1 million and $11.0 million, respectively, and $5.9 million and $18.9 million, respectively, in the three and nine months ended September 30, 2024, of revenue that had been included in deferred revenue as of December 31, 2022 and December 31, 2023.

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
At September 30, 2024, the Company also held non-marketable securities included in other long term assets of $32.3 million (December 31, 2023 - $32.3 million). These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In the quarter ended September 30, 2024, one of the Company's non-marketable securities was disposed of, resulting in a recognized gain of $16.5 million reflected within other income.
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
The following table presents the changes in fair value of the liability for contingent consideration:

Three Months Ended September 30, 2024	Liability at beginning of the period	Increase in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$20,027	$190	$20,217
TetraGenetics (ii)	$4,441	$–	$4,441

Nine Months Ended September 30, 2024	Liability at beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Liability at end of the period
Trianni (i)	$18,697	$1,520	$20,217
TetraGenetics (ii)	$36,691	$(32,250)	$4,441
i)The estimated fair value of the earn-out payments relates to a specific customer license and the fair value was determined by estimating the payout of the expected future net cash flows associated to the specific customer license during the earn-out period. The significant assumptions inherent in the development of the value include the amount and timing of projected future net revenues received by us from the specific customer license, and the discount rate selected to measure the risks inherent in the future cash flows, which was approximately 22.0%.
ii)The estimated fair value of potential future successful milestone payouts was determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at 12.8%, the rate that measures the risks inherent in the future cash flows. In the quarter ended June 30, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value of the Company's ongoing internal program prioritization, resulting in a reduction of $32.4 million recognized as a non-cash fair value gain through other income.

In-Process Research and Development Assets
As discussed in Note 6, the estimated fair values in support of the TetraGenetics full impairment charge were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on a probability-adjusted present value of the future estimated after-tax cash flows attributable to the intangible assets. The significant assumptions inherent in estimating the fair values, from the perspective of a market participant, include a probability-adjusted success rate of its continued development through to clinical trials, future revenue, operating and development costs, milestone and regulatory success, obsolescence, and profitability. A de-risked discount rate of 12.8% for TetraGenetics was used to present value the probability of success risk adjusted after-tax cash flows attributable to the IPR&D.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of September 30, 2024, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.5 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at September 30, 2024:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$113,838	$–	$–	$113,838
Certificate of deposit	–	120,297	–	120,297
Commercial paper	–	48,484	–	48,484
Corporate bonds	–	128,973	–	128,973
Asset backed securities	–	104,907	–	104,907
	$113,838	$402,661	$–	$516,499
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. No amounts were expensed during the three and nine months ended September 30, 2023 or September 30, 2024.
13. Government contributions
Government Contribution 1

In May of 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($125.6 million), collectively "Government Contribution 1" which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats. From inception to September 30, 2024, the Company incurred CAD $169.4 million ($130.2 million) in expenditures in respect of the Canadian government's Strategic Innovation Fund (SIF), of which CAD $58.7 million ($46.1 million) and CAD $110.7 million ($84.1 million) relate to phase 1 and 2, respectively as defined in the agreement. Spending under phase 1 of the agreement and such amounts are non-repayable, while repayment on phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement. As of September 30, 2024, no amounts have been accrued related to the repayment terms.
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
The Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid is based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. From inception to September 30, 2024, the Company has recorded CAD $57.2 million ($42.4 million) in respect of the funding.
The Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. From inception to September 30, 2024, the Company has recorded CAD $37.2 million ($27.6 million) in respect of the funding commitment.

Impact to Consolidated Financial Statements
The Company recognized the following on the consolidated balance sheets:

	September 30, 2024
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1 (Canada)	$13,378	$6,558	$76,046	$–	$82,604
Government Contribution 2 (Canada)	16,176	6,735	–	32,629	39,364
Government Contribution 2 (British Columbia)	22,575	–	26,952	–	26,952
Other Government Grants	–	987	–	–	987
September 30, 2024	$52,129	$14,280	$102,998	$32,629	$149,907
December 31, 2023	$36,051	$14,811	$71,796	$16,420	$103,027

September 30, 2024
Current	$27,053	$4,351	$3,510	$–	$7,861
Long-term	$25,076	$9,929	$99,488	$32,629	$142,046
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
The Company has advanced two AbCellera-led programs into IND-enabling studies. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class and best-in-class antibody therapies. We have started a cumulative total of 95 partner-initiated programs with downstream participation and have seen a cumulative total 14 molecules advanced into the clinic, as illustrated by the following chart.

Financial Highlights
The following table summarizes our key operating results for the three and nine months ended September 30, 2023 and September 30, 2024. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three months ended September 30,		Nine Months Ended September 30,
Financial Performance	2023	2024	2023	2024
Revenue:
Research fees	$6,413	$6,289	$26,812	$21,516
Licensing revenue	186	218	784	767
Milestone payments	–	–	1,250	1,500
Total revenue	6,599	6,507	28,846	23,783
Operating expenses:
Research and development(1)	37,917	40,969	127,036	121,183
Other operating expenses	23,572	59,201	72,964	144,611
Total operating expenses	61,489	100,170	200,000	265,794
Loss from operations	(54,890)	(93,663)	(171,154)	(242,011)
Total other income	(15,614)	(31,031)	(45,727)	(88,445)
Net loss before income tax	(39,276)	(62,632)	(125,427)	(153,566)
Net loss	$(28,610)	$(51,107)	$(99,248)	$(128,647)
Net loss per share
Basic	$(0.10)	$(0.17)	$(0.34)	$(0.44)
Diluted	$(0.10)	$(0.17)	$(0.34)	$(0.44)
Operating expenses include stock-based compensation:
Research and development	$7,796	$7,621	$23,370	$24,199
Sales and marketing	1,264	1,545	3,864	4,473
General and administrative	6,802	7,998	20,501	23,683

Financial Position and Liquidity			December 31, 2023	September 30, 2024
Cash and cash equivalents			133,320	126,640
Marketable securities			627,265	516,499
Total cash, cash equivalents, and marketable securities			760,585	643,139
Total assets			1,488,094	1,392,828
Total shareholders' equity			1,152,318	1,078,094
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

Cumulative Metrics	September 30, 2023	September 30, 2024	Change %
Partner-initiated program starts with downstreams	84	95	13%
Molecules in the clinic	10	14	40%

The table below outlines the details of molecules in the clinic as of September 30, 2024:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
Bebtelovimab (LY-CoV1404)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
TAK-920/DNL919	Phase 1*	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera partner-initiated discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera partner-initiated discovery
ABD-147	IND cleared (Fast Track- and Orphan drug- designated)	Abdera Therapeutics	Oncology	AbCellera partner-initiated discovery
IVX-01	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx	Animal Health	AbCellera partner-initiated discovery
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	Phase 1*	Undisclosed	Undisclosed	Trianni license
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

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to September 30, 2024:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Eli Lilly and Company	Multi-target, multi-year	Immunology, cardiovascular disease, and neuroscience	July 31, 2024
Viking Global Investors & ArrowMark Partners	Multi-target, multi-year	Immunology	May 1, 2024
Biogen Inc.	Single target	Neuroscience	March 11, 2024
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude Therapeutics	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019

Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement

Results of Operations
Comparison of the three and nine months ended September 30, 2023 and September 30, 2024:
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Revenue:
Research fees	$6,413	$6,289	$(124)	(2)%	$26,812	$21,516	$(5,296)	(20)%
Licensing revenue	186	218	32	17%	784	767	(17)	(2)%
Milestone payments	—	—	—	–%	1,250	1,500	250	20%
Total revenue	$6,599	$6,507	$(92)	(1)%	$28,846	$23,783	$(5,063)	(18)%
Revenue decreased by $0.1 million from the three months ended September 30, 2023 compared to the three months ended September 30, 2024, and decreased $5.1 million from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. The decrease in research fees in both periods was attributable to the timing and progress of our research and development efforts.
Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Research and development	37,917	40,969	3,052	8%	127,036	121,183	(5,853)	(5)%
Research and development expenses increased by $3.1 million, or 8%, from the three months ended September 30, 2023 compared to the three months ended September 30, 2024. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. Of the total increase, $0.6 million is attributable to compensation-related expenses and $2.5 million is attributable to facilities, supplies and services expenditure consistent with the overall growth of the Company.

Research and development expenses decreased by $5.9 million, or (5)%, from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. Research and development expenses reflect the continued growth in program execution, platform development, forward integration, and investment in partnered and internal programs, all of which contribute to increased capabilities and capacity of AbCellera's engine for antibody discovery and development. The decrease is attributable to specific one-time investments in co-development and internal programs of approximately $20.0 million made in the first quarter of 2023. The overall decrease was partially offset by an increase of $6.2 million in compensation-related expenses and a $8.1 million increase in facilities, supplies and services expenditure consistent with the overall growth of the Company.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Sales and marketing	3,468	3,135	(333)	(10)%	11,080	9,635	(1,445)	(13)%
Sales and marketing expenses decreased by $0.3 million, or (10)%, from the three months ended September 30, 2023 compared to the three months ended September 30, 2024 and decreased by $1.4 million, or (13)%, from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. The decrease in both periods was attributable to a reduction in consulting fees and other expenses related to our business development activity.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
General and administrative	14,369	19,147	4,778	33%	45,025	56,691	11,666	26%
General and administrative expenses increased by $4.8 million, or 33%, from the three months ended September 30, 2023 compared to the three months ended September 30, 2024. The increase was driven by a $1.2 million increase in compensation-related costs and a $3.6 million increase in legal, software, and other general administrative costs.
General and administrative expenses increased by $11.7 million, or 26%, from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. The increase was driven by a $2.9 million increase in compensation-related costs and a $8.7 million increase in legal, software, and other general administrative costs.
Depreciation, Amortization, and Impairment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Depreciation, amortization, and impairment	5,735	36,919	31,184	544%	16,859	78,285	61,426	364%
Depreciation, amortization, and impairment expenses increased by $31.2 million, or 544%, from the three months ended September 30, 2023 compared to the three months ended September 30, 2024. The increase relates primarily to a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2020 acquisition of Trianni. The impairment was due to our ongoing internal program prioritization which resulted in the discontinuance of the development of the next-generation transgenic mice.
Depreciation, amortization and impairment expenses increased by $61.4 million, or 364%, from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. In addition to the Trianni IPR&D impairment mentioned above, the remaining increase relates primarily to a full impairment charge of the carrying value of $32.0 million (or $23.7 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics. The TetraGenetics impairment was a result of the Company's ongoing internal program prioritization.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Interest income	(10,740)	(9,603)	1,137	(11)%	(31,278)	(29,805)	1,473	(5)%
Interest income decreased by $1.1 million, or (11)%, from the three months ended September 30, 2023 compared to the three months ended September 30, 2024 and decreased by $1.5 million, or (5)%, from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. The decrease was primarily driven by a decrease in our average cash and cash equivalents and marketable securities balances in the respective periods.
Grants and Incentives

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Grants and incentives	(2,828)	(3,491)	(663)	23%	(10,779)	(10,076)	703	(7)%
Grants and incentives increased by $0.7 million, or 23%, from the three months ended September 30, 2023 compared to the three months ended September 30, 2024 and decreased $0.7 million, or (7)%, from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. Changes in both periods were primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.
Other Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Other income	(2,046)	(17,937)	(15,891)	777%	(3,670)	(48,564)	(44,894)	1223%
Other income increased by $15.9 million from the three months ended September 30, 2023 compared to the three months ended September 30, 2024. The increase was primarily attributable to a $16.5 million recognized gain on the disposal of a non-marketable security, partially offset by fair value adjustments on the Trianni contingent consideration and a foreign exchange loss due to fluctuations in the Canadian and U.S. dollar exchange rate.
Other income increased by $44.9 million from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. Further to the Tetragenetics intangible asset impairment discussion above, at June 30, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value of the Company's ongoing internal program prioritization, resulting in a $32.4 million non-cash fair value gain. The remaining $16.5 million recognized gain on the disposal of a non-marketable security was partially offset by fair value adjustments on the Trianni contingent consideration and a foreign exchange loss due to fluctuations in the Canadian and U.S. dollar exchange rate.
Income Tax Recovery

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2024	Amount	%	2023	2024	Amount	%
Income tax recovery	(10,666)	(11,525)	(859)	8%	(26,179)	(24,919)	1,260	(5)%
Income tax recovery increased by $0.9 million from the three months ended September 30, 2023 compared to the three months ended September 30, 2024 and decreased by $1.3 million from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. The movement in each period was driven by the current net loss and a change in effective income tax rates.

Liquidity and Capital Resources
As of September 30, 2024, we had $643.1 million of cash, cash equivalents and marketable securities, comprising $126.6 million in cash and cash equivalents and $516.5 million in marketable securities. The decrease of $117.4 million since December 31, 2023, was primarily from a combination of cash flow used in operations due to our continued research and development activity, investments in partnered and internal programs, our internal pipeline, investments in our corporate headquarters and GMP facility under construction, and offset by government contributions received in the nine months ended September 30, 2024.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2024
Net cash provided by (used in):
Operating activities	$(24,266)	$(100,556)
Investing activities	(196,785)	85,706
Financing activities	6,591	8,627
Effect of exchange rate fluctuations on cash and cash equivalents	(479)	(457)
Net decrease in cash and cash equivalents	$(214,939)	$(6,680)
Operating activities
Net cash used in operating activities increased from $24.3 million in the nine months ended September 30, 2023 to $100.6 million in the nine months ended September 30, 2024. The increase in cash flows used in operations was attributable to research and development activity, program execution, and investment in partnered and internal programs in addition to working capital movements including higher levels of accounts and grants receivable in the nine months ended September 30, 2024.
Investing activities
Net cash used in investing activities decreased from $196.8 million used in investing activities in the nine months ended September 30, 2023 to $85.7 million provided by investing activities in the nine months ended September 30, 2024. The decrease in cash used in investing activities was primarily attributable to specific one-time investments that occurred in the first quarter of 2023, receipt of grant funding, and proceeds from marketable securities in the nine months ended September 30, 2024.

Financing activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $6.6 million and included $6.6 million in proceeds from other long-term liabilities and a contingent consideration payment offset by proceeds from the exercise of options for common shares. Net cash provided by financing activities was $8.6 million for the nine months ended September 30, 2024 due to proceeds from other long-term liabilities and the exercise of stock options.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2023. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company continues to protect its intellectual property against Bruker Cellular Analysis. The patent infringement litigation against Bruker is currently in fact discovery. An eight (8) day jury trial has been scheduled for January 2026. The Company maintains its belief in the merits of its case and will continue to enforce its intellectual property portfolio worldwide.
The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit is pending oral argument with a date to be scheduled. The Company believes Bruker's appeal is meritless and that the decision of the United States Patent Trial and Appeal Board in favor of the Company will be upheld.
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
•create additional infrastructure to support our operations;
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
Based on our current business plan, we believe our available liquidity from existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs and expenditure required for later stage development of our internal pipeline to IND. Although it is difficult to predict our funding requirements, we do not anticipate the need of additional external funding over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our antibody discovery and development engine, or the realization of other risks described in this quarterly report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate headquarters and GMP facility which are currently under construction. Such additional financing may not be available on terms acceptable to us or at all.
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
•our rate of progress in selling access to our discovery and development engine, the initiation and advancement of internal programs and marketing activities associated therewith;
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
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and share price.
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events such as the conflict in Israel and the Gaza Strip and additional escalating conflicts in the Middle East, and the related impact on our business and the markets generally. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Moreover, there has been recent instability of the global banking system. Continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results. If the current equity and credit markets deteriorate, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially and it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Although we have not realized any significant losses on our cash, cash equivalents and our diversified portfolio of high credit quality marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition. In addition, failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, laboratory personnel, client and account services personnel and sales and marketing staff and improve and maintain our technology to properly manage our growth. We may also need to hire, train and manage individuals with expertise that is separate, supplemental or different from expertise that we currently have, and accordingly we may not be successful in hiring, training and managing such individuals. For example, if our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Improving our technology and processes have required us to hire and retain additional scientific, engineering, sales and marketing, software, manufacturing, distribution and quality assurance personnel. We currently serve partners around the world and plan to continue to expand to new international jurisdictions as part of our growth strategy, which will lead to increased dispersion of our employees. Moreover, we may need to hire additional accounting, finance and other personnel in connection with our efforts to continue to comply with the requirements of being a public company. As a public company, our management and other personnel need to devote a substantial amount of time towards maintaining compliance with these requirements. A risk associated with maintaining this rate of growth, for example, is that we may face challenges integrating, developing and motivating our employee base.
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
In addition to our consolidated financial results, our management regularly reviews a number of operating and financial metrics, including number of program starts, the trend of potential downstream revenue terms (milestones and royalties) of the portfolio, the performance of the portfolio in probability of success in achieving clinical milestones as compared to historical averages and the performance of the portfolio in the time taken to achieve clinical milestones, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business grows and as we introduce new solutions. If our management fails to review other relevant information or change or substitute the key business metrics they review as our business grows, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.
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
In November 2020 and September 2021, we consummated the Trianni and TetraGenetics acquisitions, respectively. If we are not able to optimize integration of TetraGenetics and Trianni, or if we change our planned use of in process research and development, we might not realize synergies and other benefits to us. In 2024, we recognized a full impairment charge of the Trianni and TetraGenetics in process research and development and there could be additional future impairments of the corresponding intangible asset, goodwill and valuation of the related contingent consideration recognized on acquisition of these businesses. Refer to Notes 6 and 11 of these quarterly consolidated financial statements for additional information.
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
As of September 30, 2024, we owned or exclusively licensed over 80 issued or allowed patents and over 80 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
In July 2020, we filed a complaint against Bruker Cellular Analysis (formerly known as Berkeley Lights, Inc.; Berkeley Lights, Inc. rebranded itself as PhenomeX and was later acquired by Bruker Cellular Analysis) ("Bruker"), in the

United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Bruker's Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the three lawsuits were transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated. In 2021, Bruker filed Petitions for inter partes review of U.S. Patent Nos. 10,087,408, 10,421,936, and 10,738,270. The PTAB subsequently denied two Petition but instituted one Petition. Trial on the instituted Petition occurred in November 2022 and in January 2023, the PTAB issued its Final Written Decision with respect to U.S. Patent No. 10,087,408 rejecting all of Bruker's grounds of unpatentability and determining that none of the challenged claims are unpatentable. The PTAB issued a second written opinion denying Bruker's request for rehearing of its prior written decision. The patent infringement litigation against Bruker is currently in fact discovery. An eight (8) day jury trial has been scheduled for January 2026. On July 26, 2023, Bruker filed a Notice of Appeal in IPR2021-1249 matter to the United States Court of Appeals for the Federal Circuit. The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit is pending oral argument with a date to be scheduled. The Company believes the IPR appeal is meritless and that the PTAB's decision will be upheld. The district court cases are continuing to move forward with discovery. A trial date has not been set.
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
The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common shares. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
General Risk Factors
Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse non-cash accounting impact on our results of operations.
The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill.
As part of our ongoing planned research and development activities, significant adverse changes to our plans due to internal and external factors out of our control (including general and industry economic conditions, prolonged decline in the market value of our common stock, and the probability of success of our partner-initiated and internal programs) would increase the likelihood that we would record an impairment charge to our goodwill and/or intangible assets, which could have an adverse non-cash accounting impact on our results of operations. Refer to Note 19 of our 2023 annual consolidated financial statements, and Note 6 of these quarterly consolidated financial statements, for additional information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AbCellera Biologics Inc.

Date: November 4, 2024	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)