Form 10-K
period 2024-12-31
AbCellera Biologics Inc.
filed 2025-02-27
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39781
_____________________________
AbCellera Biologics Inc.
(Exact name of Registrant as specified in its Charter)
_____________________________

British Columbia	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 W 4th Avenue Vancouver, BC	V5Y 1G6
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock as reported on the Nasdaq Stock Market on June 30, 2024, the last business day of the Registrant’s most recently completed second quarter, was approximately $670,873,681.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 297,987,669.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2024 and is incorporated by reference in Part III to the extent described herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financial position, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding the rate and degree of market acceptance of our antibody discovery and development capabilities;
•companies and technologies in our industry that compete with our business;
•our ability to manage and grow our business by introducing our antibody discovery and development capabilities to new partners and expanding our relationships with existing partners;
•our expectations regarding the quality of our antibody discovery and development capabilities and technological capabilities, the advancement of internal programs, and their acceptance by new and existing partners in our industry;
•our operating results, financial performance, and financial position;
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
•business disruptions affecting our operations and the development of our antibody discovery and development capabilities;
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
~~•~~We have incurred losses in certain years since inception, including in 2024, and we may not be able to generate sufficient revenue to achieve profitability.
•Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, making it difficult to predict our future operating results and could cause our operating results to fall below expectations.
•Our commercial success depends on the quality of our antibody discovery and development capabilities, technological capabilities, the advancement of internal programs, and their acceptance by new and existing partners in our industry.
•Failure to execute our business strategy could adversely impact our growth and profitability.
•Development of a biological molecule is inherently uncertain, and it is possible that none of the antibody drug candidates discovered using our antibody discovery and development capabilities that are further developed by us or our partners will receive marketing approval or become viable commercial products, on a timely basis or at all.
•Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs with the antibodies that we have discovered, and the price of our common shares may decline as a result of announcements of unexpected results or developments.
•We may not be able to file applications or amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the regulatory body may not permit us to proceed.
•We have no marketed proprietary products and have not yet independently started clinical development, which makes it difficult to assess our ability to independently develop future product candidates and monetize any resulting products.
•We have a limited number of product candidates, all which are still in preclinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
•Our long-term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
•We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
•Upgrading and integrating our business systems could result in implementation issues and business disruptions.
•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including our discovery and development capabilities, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our data packages may be impaired.
•We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.
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
•The market price of our common shares may be volatile, and you could lose all or part of your investment.
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

PART I
Item 1. Business.
OVERVIEW
We are a team of scientists, engineers, and business professionals focused on discovering and developing first-in-class and best-in-class antibody-based medicines for indications with high unmet medical need. To address the barriers of conventional antibody drug development, we have built the capabilities to advance innovative, differentiated antibody drug programs, from target to the clinic. To maximize the value and impact of our work, we are advancing a pipeline of internal programs and strategically partnering with companies that have novel science, innovative technology, or a strong track record of bringing programs through clinical development. Our first two internal programs, ABCL635 and ABCL575, are currently in late-preclinical studies. ABCL635 is a potential first-in-class antibody drug candidate for metabolic and endocrine conditions, and ABCL575 is a potential best-in-class antibody drug candidate with broad potential in inflammatory conditions and autoimmune diseases and an initial indication in atopic dermatitis. We intend to submit Clinical Trial Applications (CTAs), the Canadian equivalent to an Investigational New Drug (IND) submission, for both programs in Q2 2025. In addition to ABCL635 and ABCL575, we are advancing a pipeline of more than 20 internal discovery programs across multiple modalities and indications.
Our strategy is to build a competitive advantage in the creation of antibody medicines and use that advantage to bring innovative and impactful medicines to patients.
We have several core beliefs that impact how we think about our business:
1.Investments in technology will improve the quality, speed, and success of antibody drug development.
2.Long-term value-creation begins with building a company that can create multiple products repeatedly and successfully.
3.People are the foundation of success.
4.Building a great company takes time. We define our strategy and allocate resources to optimize long-term value.
After more than a decade of building our Company and working on over 100 drug discovery programs, we have grown from six entrepreneurial founders in a laboratory, to a high-performing team of approximately 600 people. We are focused on the development of antibody-based drugs and are committed to improving the way these drugs are discovered, developed, and brought to patients. As business operators, we think deeply about capital allocation and strive to maximize long-term value by advancing a portfolio of antibody therapeutics both in our internal pipeline and with our strategic partners.
Our strategy is to:
•Build integrated and differentiated antibody discovery and development capabilities that bring next generation antibody therapeutics to the clinic;
•Use those capabilities to bring a portfolio of potential first-in-class and best-in-class programs in areas of high unmet medical need to the clinic for ourselves and for our partners; and
•Capture value through our ownership of a portfolio of programs, varying from royalty positions to outright ownership of potential future antibody therapeutics.
Our Business Model
We build and apply our capabilities to solve long-standing problems in drug discovery and development. As we do, we convert investments in talent and technology into intellectual capital: intellectual property, know-how, optimized workflows, expertise, data, and ultimately drugs. We believe this continued accumulation of intellectual capital makes our internal capabilities increasingly effective at discovering and developing future antibody drugs. Our teams and technology get stronger as we solve each new problem. Improved capabilities enable and attract new program opportunities.
Our integrated capabilities were built through over 10 years of drug discovery partnerships with some of the industry’s most innovative groups. Historically, a significant part of our business has been based on partnering. Partners seeking a competitive advantage approach us with ideas for new antibody drugs and specific problems that need to be solved. We deliver optimized antibody drug candidates for further preclinical development. We structure each partner-initiated program to reflect the needs of the program and the contributions from each partner. These can take the form of partner-initiated discovery agreements, which include near-term payments, clinical and commercial milestones, and royalties on net sales. Increasingly, we are entering into co-development agreements where both partners contribute to and co-lead drug discovery and development. In the future we would anticipate some outlicensing activities of our internal portfolio if we believe that a future partner would be a better sponsor of the prospective drug to the benefit of patients. The majority of the value of every deal is associated with downstream stakes in the success of a program that accrue in our portfolio. This is complemented by upfront payments, research fees, and milestones that help manage nearer-term cash requirements of AbCellera. All together, we believe that these dynamics allow us to deploy capital efficiently across our company.
As of December 31, 2024, we have started 96 partner-initiated programs with downstream participation. At the portfolio level, we reduce risk through diversification across discovery programs, therapeutic areas, and partners, making our portfolio risk significantly lower than the risk that is typical of single drug development programs. We strategically select partners and programs to include in our portfolio based on our assessment of their unique insights or capabilities and their likelihood of success, thereby creating a slice of the market that we believe is enriched for its best parts.
We have also deployed capital to expand and apply our capabilities in drug development areas of high value. These self-initiated technology-development efforts seek to overcome technical barriers in industry and are now producing wholly owned assets. We evaluate each internal program on a program-by-program basis to determine if we will advance resulting molecules into preclinical and clinical development ourselves, co-develop them with partners, or out-license them to maximize their clinical and commercial opportunities. We have developed specific technologies to generate potential first-in-class and best-in-class antibody medicines for well-validated targets in the areas of G-protein-coupled receptors (GPCRs) and ion channels, and T-cell engagers (TCEs). These capabilities allow us to increasingly initiate drug discovery and development efforts ourselves, giving rise to our internal program pipeline.
We are well-positioned to execute on our business strategy
We believe that companies in our space should be evaluated not on the promise of their technology, but on the output of their platforms. We believe evidence of a successful platform includes:
•Success in solving discovery problems that are recognized as difficult across the biotechnology industry;
•A growing list of new and expanding partnerships with top-tier drug-developers; and
•A growing number of drug candidates discovered on the platform advancing towards and through the clinic – in our own hands or those of our partners.
Since our incorporation in 2012, we have accumulated over 10 years of experience discovering therapeutic antibody candidates and have built substantial capabilities, scale, and expertise. We estimate that we have invested over $600 million in our internal capabilities and – with over 40 partnerships, and approximately 600 employees – we believe we have earned a significant competitive advantage in the maturity of our technology and the scale of our operations. We have worked on more than 100 different programs and have succeeded in discovering antibodies against recognized difficult targets. We have also validated our capabilities both clinically and commercially. Since 2012, we have generated over $100 million in cumulative earnings and have approximately $840 million in available liquidity as of December 31, 2024 to continue executing on our strategy.
We expect to generate losses and negative operating cash flow in the near-to-medium term ahead of revenues generated from outlicensing- and milestone payments and royalties in the longer term.
OUR STRATEGY
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
As proteins, antibodies are larger and more complex than small-molecule drugs. This creates unique challenges for drug developers. For example, antibodies and other protein-based drugs are more costly and time-consuming to manufacture compared to small molecules. Similarly, obtaining the right antibody for a particular program requires highly specialized capabilities relating to immunization, screening, high-throughput analytics, functional and biophysical characterization, protein engineering, and optimization. Efficient development of antibody therapies involves the integration of highly specialized skills, technology, and infrastructure – something that few firms can do successfully. For this reason, we believe there is a serious structural challenge in the biotechnology industry that makes it difficult to turn biological insights into drugs that are ready for clinical testing.
These problems, inherent in developing new drugs, are hard to solve. As the biotechnology industry matures and becomes increasingly competitive, the issues are getting more complex. Solving these problems will open new areas of drug development and has the potential to unlock additional value.
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
3.Product testing. Once the drug developer has committed to a therapeutic product, it must be thoroughly tested in patients to demonstrate safety and efficacy. This is the step that incurs most of the product development spend. It is also the step that represents the most frequent, and most expensive, point of failure.
We believe there has been chronic underinvestment in developing product-creation capabilities for antibody drug development. We also believe this step represents significant opportunities for learning and the development of capabilities that are transferable between different drug development projects. Finally, we believe this is where technology investments can most effectively drive value.
Our integrated capabilities for accelerated drug discovery
Our founders aspired to create a seamless platform for antibody discovery and development, grounded in sound biology, process engineering, and design principles. Functionally, the goal of these efforts is to systematically produce therapeutic antibodies that meet the many requirements for proceeding into clinical testing. Over the past decade, we have worked to achieve this vision to break the barriers of conventional antibody discovery and development to advance optimal antibody drug candidates into the clinic.
We discover antibodies from natural immune responses, which are pre-enriched for antibodies with higher target-binding specificity and developability than those generated by synthetic methods. We maximize the search space through proprietary immunization strategies and single-cell screening to generate a wide range of diverse antibodies. We downselect these antibodies to optimal clinical candidates using robust characterization and developability assessments.
AbCellera integrates expert teams, technology, and facilities with data science and automation to support the optimized workflows that are necessary to move therapeutic programs from concept through to the clinic. Today, our capabilities allow us to take discovery and development programs through to the delivery of optimal clinical candidates. To vertically expand, we are integrating process development, manufacturing, and regulatory capabilities into our capabilities. When complete, we will be able to advance programs from targets to delivery of investigational drug products, complete with data and the regulatory documents necessary to start clinical testing. We expect these multi-year investments to be completed in 2025, with the first run of our clinical manufacturing facility.
AbCellera brings together data and computational tools
A key pillar of AbCellera is integrating modern software and data science infrastructure. Across many sectors, data science has revolutionized business performance, but biotechnology has yet to exploit many of its most promising applications.
Our data science efforts primarily aim to make our business more efficient and scalable. We achieve this by integrating software and data architectures with our experimental work into a much larger engine.
AbCellera integrates data collection, standardization, and storage with a suite of computational tools and an interactive interface that allows our scientists to explore and interpret complex antibody data sets quickly. Data from every experiment is securely stored in a central database designed to maintain the relationships that exist between different measurement types, samples, protocols, metadata, and antibodies. Because we do not rely on third-party data, we are able to maintain strict data quality assurance and standardization.

We believe this approach provides an advantage that increases the value of the data resulting from discovery programs, as we can extract informative insights by uncovering hidden relationships within the data. We believe that managing data and leveraging the proprietary datasets in this way allows us to continually refine our approach to antibody drug development and leverage the benefits of artificial intelligence and machine learning methods.
Our data science infrastructure allows us to make use of artificial intelligence and machine learning methods
Artificial intelligence (“AI”) generally refers to advanced computational methods and algorithms that enable the discovery of data features, patterns, or associations within large and complex data sets that can be used to classify data sets, make predictions, and solve problems.
We currently use AI and machine learning methods extensively emphasizing the automation and scaling of data operations associated with our experimental workflows. While we believe AI has tremendous potential to accelerate antibody discovery through the prediction, engineering, and potentially even de novo design of antibodies with improved therapeutic properties, we believe many of the claims associated with AI drug discovery are ahead of current capabilities. What we believe is missing, in most cases, is the data and the experimental capabilities needed to iterate and learn. Ultimately, we believe it is only through the accumulation of large, complex, and high-quality data sets that the full promise of AI in drug discovery will be realized.
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
We invest significant resources to build the necessary foundations for successfully using AI and machine learning methods. We generate large amounts of data throughout each program. We can capture these large data sets because we (i) prioritize investing in the experimental capabilities and their necessary integrations with software and data science and (ii) use these capabilities frequently in real drug discovery and development programs. We believe these features of our business will position us to be a leader in applying advanced computation to antibody drug development.
We are building a competitive advantage in going from target to clinic
Already, we find that seamless data capture along an integrated end-to-end workflow allows us to improve our efficiency and ability to predict early in the discovery process how antibodies will behave later in development and manufacturing (Figure 1). Today, we integrate data from the start of a program to comprehensive characterization of antibody candidates. We are also investing to connect program data from program launch to manufacturing and clinical testing. We believe that the additional insights from these data may also allow us to select and advance antibody candidates that are more potent or more easily manufactured.

Figure 1: Our integrated capabilities create a virtuous cycle.

more CAPABILITIES
more ACCESS
more OPPORTUNITIES
increasing TECHNOLOGY ADVANTAGE
MULTI-DIMENSIONAL DATA GENERATION
millions of
thousands of
hundreds of thousands of
more PARTNERSHIPS
more FACILITIES + TECHNOLOGY ACQUISITIONS
more TEAM KNOW-HOW
more DATA + LEARNING
smarter AI
more BUSINESS GROWTH

We are completing construction projects that will expand our access to lab, office and manufacturing facilities to support the operation of AbCellera into the foreseeable future. These facilities allow us to support cell-line development, process development, and GMP manufacturing of antibody therapeutics all with an integrated team. In May 2020, in support of this effort, we received a commitment for CAD $175.6 million ($125.6 million) in financing from the Government of Canada.
Upon completion of our facilities, we expect to support drug development programs from initiation to fill-finish. We believe that integrating an optimized manufacturing process with our discovery and protein-engineering capabilities will create synergies in speed and efficiency and will allow us to more rapidly test and validate new antibody therapeutic formats, including bispecific antibodies and antibody conjugates. We expect to complete this facility and to have GMP manufacturing capabilities in use in 2025.
Using this approach to workflow optimization, we can meaningfully accelerate the speed of antibody drug discovery and development.
To date, we have invested over $600 million in building our infrastructure and expanding our capabilities. We have also successfully used our capabilities to overcome some of the hardest problems in the biotechnology industry. As an example, we discovered two antibody therapies for patients with COVID-19 (under emergency use authorization in 2020 and 2022), which we believe was one of the most competitive and time-sensitive drug development efforts in history. Even as the focus of our company turns to using our capabilities to focus on program development, we continue to invest to refine and enhance our capabilities, with approximately 40% of our total research and development spend in 2024 applied to platform development.
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
1.Complete the build of our facilities;

2.Establish and validate fully integrated capabilities to take programs from concept to the clinic; and
3.Support the development of up to 17 internal programs up to and through Phase 1 clinical trials.
We have developed specific platform technologies to unlock high-value drug targets, modalities, and classes
As we further build the capabilities, we pursue technology development projects that we believe will open up new market segments in antibody therapeutics by unlocking new drug targets, modalities, and classes. To date, we have developed two specific technology platforms that we are leveraging to advance both internal and partner-initiated programs.
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
OUR PIPELINE
We are leveraging our capabilities and technology platforms to develop internal programs and advance a pipeline of AbCellera programs with first-in-class and/or best-in-class potential. We evaluate these programs individually to determine the advisability of entering into preclinical and clinical development ourselves, entering into collaborations with partners, or out-licensing programs to optimize their development and clinical and commercial potential. In 2023, we advanced two drug programs, ABCL635 and ABCL575, into IND/CTA-enabling studies and announced in 2024 that we would seek clinical trial authorizations for both programs in 2025.
ABCL635: A potential first-in-class medicine for metabolic and endocrine conditions
ABCL635 is an antibody-drug candidate against an undisclosed target with an indication in metabolic and endocrine conditions. It can potentially be a first-in-class therapy in an addressable market estimated at more than $2 billion in annual sales. ABCL635 is the first AbCellera-led asset derived from our GPCR- and ion-channel platform. We anticipate submission of a CTA for ABCL635 in Q2 2025.
ABCL575: A potential best-in-class medicine for atopic dermatitis
ABCL575 is a fully human, half-life extended monoclonal antibody targeting OX40 ligand that is being developed as a potential best-in-class therapy for treating T-cell-mediated autoimmune conditions, such as atopic dermatitis. Antibody-mediated blockade of OX40L is a clinically validated, non-T cell depleting mechanism to modulate inflammation. Targeting OX40L has the potential to address a broad range of inflammatory conditions and autoimmune diseases, some of which include colitis/inflammatory bowel disease (IBD), asthma/atopy, and diabetes. OX40L blocking is under investigation for atopic dermatitis, asthma, alopecia areata, hidradenitis suppurativa (HS).
We discovered ABCL575 during our collaboration with EQRx Inc. (“EQRx”) as part of a co-development program that began in 2021. We took control of the program in September 2023 and have advanced ABCL575 into IND/CTA-enabling studies. ABCL575 has been designed with potency, pharmacokinetics, and developability to support a Q12W or longer dosing schedule, which provides differentiation potential. We anticipate submission of a CTA for ABCL575 in Q2 2025.
Table 1: Our Pipeline

Molecule	Status	Target	Method of Action (MOA)	Indication	Therapeutic Area
ABCL635	IND/CTA-enabling studies (Preclinical)	Undisclosed - GPCR or ion channel	Antagonist	Undisclosed	Metabolic endocrine conditions
ABCL575	IND/CTA-enabling studies (Preclinical)	OX40 ligand (OX40L)	Blocking and non-depleting	◦Atopic dermatitis ◦Other indications in autoimmunity and inflammation	Immunology & inflammation

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
Building a winning culture requires investment and continuous diligent effort. Our Company and our Talent Development team work to develop and deliver the necessary processes, training programs, and events that we believe are essential for our culture to thrive. These are designed to:
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
Our philosophy for hiring and recruitment
Our philosophy for hiring is based on insights gained over a decade of building and managing interdisciplinary teams. First, we recognize that the success of a large and complex organization depends on the contributions of people with broad and complementary sets of technical expertise and aptitudes. Second, we prioritize the long-term potential of candidates and invest in our team’s continued development. We believe this framework has allowed us to build an exceptional team at all levels and develop strong leaders that drive our business's continued long-term growth.
How we structure our pay and compensation packages
We believe our long-term success depends on our ability to compete for top talent. To attract and retain top talent, we aim to offer competitive compensation for any given role, as determined by market data on local, regional, or global conditions, as appropriate. In addition to competitive salaries, equity awards, and performance bonuses, our compensation includes comprehensive healthcare benefits, fitness and active-lifestyle benefits, and retirement-savings contributions.
We grant equity awards, comprising of share options and restricted share units, to all employees. We do this because we believe that shared ownership promotes employee retention, creates alignment, and promotes a sense of shared ownership in the long-term success of our Company.
As discussed above, we recognize that our ability to compete effectively for talent also depends on us maintaining a strong corporate culture, that our programs for training and development remain strong, and that we can continue to offer attractive working conditions. We further stress the importance of guidelines and cultural norms that encourage each team-member to find their optimal work-life synergy, aiming for productivity and constant improvement that is sustained over time. Finally, we believe that our strategy of using technology to impact the lives of patients positively is attractive to top talent who want to spend their days well and who value challenging work with a clear sense of purpose.

Our discovery and development capabilities require interdisciplinary talent
Interdisciplinarity is a core feature of our business. The nature of our work in technology and drug development requires an exceptionally interdisciplinary workforce in its scientific, engineering, and professional skills. After more than a decade of technology development at the nexus of science, engineering, and computation, we believe we effectively assemble and integrate strong cross-functional teams. As of December 31, 2024, our team comprised approximately 62% scientists, 14% engineers and data scientists, and 24% business professionals. Over 54% of our team members have either a Master’s degree and/or a Ph.D.
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
We foster and enjoy high levels of employee engagement
We see employee engagement and retention as two important measures of the health of a company. We measure our employee engagement and ability to retain professional talent regularly. In 2024, we had a voluntary turnover rate of 4.7%.
As of December 31, 2024, we had 596 full-time employees in Canada, the United States, and Australia, representing over 45 nationalities.
OUR MARKET OPPORTUNITY
We believe the biotechnology sector will be one of the most important opportunities for growth and investment over the next 30 years. The large size and rapid growth of the market for therapeutic antibodies combined with our capabilities represents a large opportunity for our business to make a difference for patients and partners by catalyzing a change in how antibody drugs are discovered and developed.
Therapeutic antibodies are one of the largest and fastest growing classes of drugs
Antibodies are one of the largest and fastest growing classes of drugs and are used across multiple therapeutic areas, such as oncology, inflammation, infectious disease, ophthalmology, cardiovascular disease, autoimmunity, and neurodegeneration.
In 2023, global therapeutic antibody sales approached $300 billion. This market is expected to grow to well over $450 billion by 2028, representing a five-year compound annual growth rate, or CAGR, of over 10%. In 2023, around 50 antibody therapeutics achieved blockbuster status, defined as achieving annual sales in excess of $1 billion. In 2024, therapeutic antibodies also represented 5 out of the world’s 10 top-selling pharmaceutical products.
The mean peak-year sales for currently marketed monoclonal antibody drugs and monoclonal conjugate antibody drugs are estimated at over $3 billion. In 2024, there were approximately 200 approved antibody therapeutics, with more than 170 in Phase 3 clinical trials worldwide.
Historically, the time for antibody discovery projects to reach Phase 1 clinical trials from target selection has been estimated at approximately 5.5 years. On average, antibody drugs have taken between seven and ten years to reach market-authorization from the start of Phase 1 clinical trials. Each year, well over 200 antibody therapeutics enter Phase 1 clinical trials.

Our approach to expanding markets and creating value
We seek to advance a pipeline of first-in-class and/or best-in-class antibody medicines and strategically partner with companies with novel technology or science to advance programs to the clinic. We believe that we create differentiated value in three main ways:
•Unlock new markets: Opening new target space and enabling new modalities has the potential to unlock new market segments. We believe that many of these segments could represent multi-billion-dollar commercial opportunities for our partners.
•Improve discovery speed: Bringing antibody treatments to market faster than the current industry standard would make a difference for those in need. We estimate that accelerating the path to market by one year could improve the value of an average approved treatment by more than $100 million in net present value, considering only the impact of bringing cash flows forward. If we can help a new drug to be first to market, the drug may capture greater market share with the potential to generate billions of dollars in additional therapy sales over the patent life of the product.
•Level the playing field: With our centralized integrated capabilities, we have removed the need to build discrete discovery and development infrastructure or piece together CROs and CDMOs. We believe this lowers the barriers to entry in our industry for ourselves and our partners. For example, we estimate that our capabilities could save innovative biotechnology companies more than a year and tens of millions of dollars in discovery and development efforts at the earliest stages.
OUR PARTNERS
We have extensive experience partnering with emerging biotechnology companies, leading pharmaceutical companies, and non-profit and government organizations. Our partners are specialist scientific ideators and skilled clinical testers that are predominantly based in the United States and Europe. They seek increased speed and probability of success of their drug development programs.
Our partnership agreements to date have commonly included: (i) near-term payments for access, research, and intellectual property rights; (ii) downstream payments in the form of clinical and commercial milestones; and (iii) royalties on net sales of therapeutics. We also structure agreements with additional approaches to capture value, including through equity in our business partners and various options for deeper investment in moving therapeutic candidates forward. We believe the long-term value of our business will be driven by downstream milestone payments and royalties on the net sales of a resulting therapeutic.
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
Our capabilities have made us a strategic partner in the biotechnology industry
We believe we have become a strategic partner in the biotechnology industry, as our integrated discovery and development technology aims to improve the speed and probability of success of antibody drug development. We leverage our partners’ specialist insights into target biology and use our technology to generate what we believe are optimal clinical candidates for downstream development. Our investments in full integration also allow us to take a big-picture perspective on antibody drug discovery, starting with the end in mind and optimizing for the final developability of antibodies from the start. This approach is intended to increase our partners’ probabilities of success in developing an antibody candidate, with a commensurate improvement in their return on investment.

We are strategic in the selection of our partners
We take a deliberate and strategic approach to selecting partners. We believe successful antibody drugs are developed in collaboration with partners who have insights, technology, skills or experience complementary to our own. We look for partners with innovative and impactful ideas, strong leadership teams, and the continued ability to raise the capital needed to fund the development of a product candidate. Being a strategic partner in our industry also allows us to work on the programs that mean the most to partners.
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
As of December 31, 2024, we have started 96 partner-initiated programs that have the potential for milestone and royalty payments. Our partnership agreements are typically terminable at will with 90 days’ notice prior to identification of a target, after which point they may only be terminated for cause. A summary of publicly disclosed partnerships is included in the table below.
Table 2: Summary Partnership Agreements with Pharmaceutical & Biotechnology Companies that include downstream participation from 2016 to December 31, 2024

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Eli Lilly and Company	Multi-target, multi-year	Immunology, cardiovascular disease, and neuroscience	July 31, 2024
Viking Global Investors & ArrowMark Partners	Multi-target, multi-year	Immunology	May 1, 2024
Biogen Inc.	Single target	Neuroscience	March 11, 2024
Undisclosed	Multi-target, multi-year	Undisclosed	December 28, 2023
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude Therapeutics	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021

Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement
Most of the programs with our partners will generate milestone payments to us if our partners reach certain preclinical, clinical, regulatory, and commercial milestones. In addition, programs that create drug candidates which become commercial products may generate royalty payments to us on the net sales of those products. We also have other forms of downstream economic participation, including equity and equity-like positions, and options to co-invest. The following table represents the range of royalty (and equivalent) rates and the hypothetical maximum value of the milestone payments included in our partnership agreements as of December 31, 2024:

Table 3: Downstream Participation

Milestones (in billions)[1]		Royalty on net sales, 5th to 95th percentile range[2]
Preclinical	$0.10	2015-2019 contracts	0-4.0%
Clinical	$1.11	2020-2023 contracts	1.5-9.0%
Regulatory	$1.97
Commercial	$5.51	Other downstream participation
Total	$8.69	Equity/equity-like positions
		Options to co-invest
1All programs with downstream participation not probability adjusted
2Includes range of royalty (and equivalent) rates of each contract, considering step-downs, if any
OUR INDUSTRY STRUCTURE
Ideas for new antibody drugs can come from anywhere
We believe that sound biological insights and new ideas for new antibody drugs are a key input of our work. As product creators, we compete with other companies for access to ideas. The complexity and vastness of disease biology means there is no universal approach to generating ideas for new drugs. Good ideas can come from anywhere. Academic institutions, venture capital groups, non-government organizations, small biotechnology companies, and large biopharmaceutical companies all have a role to play in driving ideation in our industry.
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
Ideation is dominated by innovative biotechnology companies
Small biotechnology companies dominate industry-wide ideation. Between 2011 and 2021, over 50% of new-drug approvals in the United States originated with smaller biotechnology companies with annual revenues below $500 million. For blockbuster therapeutics, the probability of the idea originating with a smaller biotechnology company increases to over 60%. These early-stage companies are often rich in ideas but low on capital and lack the necessary capabilities to efficiently pursue their ideas. These companies are forced to develop and to use suboptimal technology, or to piece together fragmented point solutions and contract services. Spread across a number of smaller biotechnology companies, we believe that the costs to advance their ideas – both in capital and in opportunity – can create serious economic barriers and inefficiencies that artificially restrict innovation and damage productivity in our industry.
Our integrated capabilities level the playing field and enables new therapies
We believe our capabilities and business model improves efficiencies in our industry in three main ways:
1.We prioritize integration over the accumulation of stand-alone tools
We believe that drug development cannot be broken down into a series of independent steps and see the development of new antibody drugs as a single process with one end goal – the rapid delivery of successful medicines to patients. We prioritize the outcome of an integrated end-to-end workflow over the accumulation of stand-alone tools. Where other providers in our industry may offer partial solutions or stand-alone instruments, our integrated capabilities offer the creation of new antibody drugs. By delivering complete and optimized solutions to our partners, we think this perspective gives us a competitive advantage relative to providers of modular solutions.
2.We empower a more diverse set of innovators
As our centralized infrastructure for antibody drug discovery lowers the barriers to entry in our industry, we create the conditions for smaller biotechnology companies to focus on what is unique and valuable in their businesses, and to compete on the merits of their ideas. We believe this dynamic has the potential to catalyze a structural change in how antibody drugs are developed. We create opportunities for a more-diverse set of innovators and believe that our capabilities have the potential to expand the ecosystem and make our industry more efficient.
3.We enable new types of antibody therapies
The differentiated capabilities of our capabilities make more and new kinds of antibody discovery possible. For instance, we believe our technology gives us a unique advantage in the discovery of antibodies that modulate the function of difficult transmembrane protein targets, such as G-protein-coupled receptors (“GPCRs”) and ion channels. These are two large and well-validated families of drug targets for which antibody discovery using traditional techniques has been extremely difficult. By unlocking access to these and other types of targets with antibodies, we believe that our capabilities have the potential to grow the market for antibody therapies. We believe that our platform investments can unlock the technical challenges that are limiting drug discovery in such areas and provide a strong basis for successful internal program development.
COMPETITION
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe we have built a competitive advantage in the discovery of antibody-based therapeutics, we face potential competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies and public and private research institutions.
There are several companies developing and marketing treatments that may be approved for the same indications and/or diseases as our programs. For example, with respect to our ABCL575 candidate:
•Atopic Dermatitis: Treatments currently approved in some geographies for atopic dermatitis from, amongst others, Regeneron Pharmaceuticals/Sanofi, Lilly, AbbVie Inc., and Pfizer Inc.. Additionally, therapeutics for atopic dermatitis currently in clinical testing are being developed by large pharmaceutical and biotechnology companies including Amgen Inc., Apogee Enterprises Inc. and Bristol Myers Squibb Co..
We do not yet have clinical data for any of our programs and there can be no assurance that our programs will have similar or comparable results.
In addition, we operate in the global market for solutions that enable the discovery and development of therapeutic antibodies. The solutions and applications offered by companies operating in this market vary in size, breadth, and scope. Significant intellectual property barriers restrict these solutions.
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
An example of a company that provides a technological point-solution that is integrated into antibody discovery workflows is Bruker Cellular Analysis ("Bruker") (on October 3, 2023, PhenomeX, the successor to Berkeley Lights was acquired by Bruker). They and similar tool-providers place instruments with our potential customers and with CROs that compete directly with our antibody discovery platform. Such point-solution companies commonly earn revenues on the sale of machines and proprietary reagents, and in some cases also perform discovery services with fees and royalties on downstream products. For example, Twist Bioscience markets and provides antibody discovery services using the Bruker Beacon platform to its customers.

OUR APPROACH TO CAPITAL ALLOCATION
We think like owners when making investments
Our founders, leadership team, and employees own a significant portion of the equity in our Company. Our teams think like owners when deciding to allocate time and capital across our business activities. Cognizant of the specific challenges that characterize biotechnology as a sector, we specialize in addressing hard but tractable engineering problems and avoid staking our fortunes on high-risk science projects. We believe this is the best way for us to create value, and to do so reliably. We quickly grew our business and completed the build of our infrastructure and capabilities in a capital-efficient way. We are now anticipating a period of continued investments in our pipeline with corresponding losses and negative operating cash flow in the near-to-medium term, ahead of revenues generated from out-licensing, milestone payments and royalties in the longer term.
We invest with a long-term perspective
We allocate capital with a long-term perspective and our largest investments have been in the intellectual capital, infrastructure, and capabilities that we have built over the years. Using these assets, we make capital-efficient investments in the discovery and development of new antibody drugs, with the largest value tied to their long-term success. In many cases, this results in cash flows that are further in the future. We do this because we believe that the real value from drug development is realized when drugs deliver value to patients. This drives our emphasis on sharing in the economics of successful drugs, developed both with our partners and internally. In the long run, we believe this approach has the potential to yield exceptional rates of return.
Consistent with the long timelines for drug product development and testing, we expect the most meaningful additional revenues from our pipeline and portfolio to begin after 2030. As our economic stakes in drug candidates mature, we believe that the contributions from programs in our portfolio will result in a long-lived stream of strong cash flows and a high rate of return on invested capital. We accept that cash flows from drug sales will only result when we have created value for patients, i.e. when the drug candidates that compose our pipeline and portfolio reach the market as successfully commercialized antibody drugs. This fundamental dynamic applies to our internal, co-development, and partner-led programs.
Our capabilities help us build a valuable portfolio with capital efficiency
Building our integrated capabilities and infrastructure has been a focal point of our capital-allocation strategy. These capabilities now generate our growing pipeline of programs and portfolio of valuable stakes in drug candidates in a capital-efficient manner.
By using our differentiated capabilities to attract business from strategic partners across the biotechnology industry, we believe that discovery partnerships can be used to grow our portfolio without significant capital outlay apart from capability investments.
Increasingly, we are leveraging our capabilities internally to develop a pipeline of assets, at a low marginal cost, against well-validated targets, particularly using our T-cell engager and GPCR & ion-channel platforms. We believe that our differentiated capabilities in these areas uniquely position us to create first in class assets against these challenging targets.
We select opportunities and partners to maximize the value of our portfolio
As business operators, we understand the value of active portfolio management and how it can be used to enhance value in an industry where not all ideas are equally likely to succeed. With our dedication to discovery and development, we focus our efforts on developing internal programs where we can leverage our competitive advantage in technology and connecting with strong partners whom we believe have compelling ideas for therapeutics and the capabilities to clinically and commercially develop the drug candidates that we discover either in partnership or through our internal programs.
The largest risk to our portfolio is not wasted effort, but rather the opportunity cost of missing out on potential future blockbuster therapeutics. To maximize our chances of investing in the most promising opportunities in our industry, we have made substantial investments that we believe will enable us to generate potential first-in-class and best-in-class antibody drugs repeatedly.
Thinking like investors, we believe active management is most impactful when used to screen out weak opportunities. When partnering, we look for companies with what we believe are innovative and impactful ideas, strong leadership teams, and the continued ability to raise the capital needed to support a drug candidate on its way to and through the clinic. Being a strategic partner in our industry also allows us to collaborate on the programs that mean the most to partners, where quality and the speed to the clinic really matter. We believe this strategy allows us to enrich our portfolio for programs with above-average potential to deliver commercially successful therapeutics.
When launching internal programs, we look for opportunities we believe have the highest potential to generate attractive returns, without adding a constraint of a specific therapeutic area. In general, we seek to develop medicines that:
•target validated biology;
•pursue a significant commercial opportunity, resulting from addressing an unmet medical need;
•possess potential for differentiation; and
•offer a clear development path.
We seek to maximize the net present value of our pipeline and portfolio
Contractual rights to royalties, profit shares, and commercial milestones are financial stakes in the commercial success of the drug candidates that we help develop. We negotiate these stakes as part of our agreements with partners at the outset for partner-initiated programs and when we outlicense pipeline programs.
We believe the near-term and clinical milestone payments we earn from programs are only a small proportion of the expected total value that we ascribe to an individual program. Instead, for a given program that undergoes clinical development, obtains marketing approval, and is successfully commercialized, we expect the bulk of the revenues to result to be associated with our downstream royalty or profit-share rights and commercial milestone payments.
Our approach is to maximize the expected net present value of our stakes in future antibody drugs. We believe this approach will maximize free cash flow in the long term and the value of our business overall.
Partnering opens multiple value-creation opportunities
By partnering, we generate opportunities to leverage our differentiated capabilities to contribute value to drug discovery efforts. The economics we earn on partnered programs scale with the value we bring to each program. Typically, these economics take the form of near-term payments, clinical and commercial milestone payments, and royalties on or share of the profits from the net sales of a resulting therapeutic.
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
Our programs broadly fall into two initiation categories:
Partner-Initiated Programs
In partner-initiated programs, partners come to us with a target in mind and work with us to turn their idea into an antibody drug product. This is our first category of program, dating back to 2014.
The volume of programs in this category has been high. As of December 31, 2024, we started 96 partner-initiated programs that include downstream milestones, royalty stakes, or co-ownership. Through selectively entering into new and expanded strategic partnerships, we continue to add programs to this portfolio.
We work closely with our partners on these programs, leveraging their insight and expertise into target and disease biology and modality while using our discovery and development capabilities to create value. Depending on the terms of the program, we may perform work from target specification as far as the delivery of a final drug candidate. For some large or well-enabled partners, we will hand our work off at an earlier stage, allowing our partner to work with our panel of characterized antibodies while leveraging their proprietary data.
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
Co-development agreements
Another structure for partner-initiated programs is a co-development agreement. These represent a further amplification of our business model, as they enhance the potential economics in our portfolio by giving us and our partner the option – but not the obligation – to co-invest in developing drug candidates. We each begin discovery with a 50% stake in the program and can invest to retain our ownership position on a stage-by-stage basis. Some programs in this category also include equity investments in partner companies.
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
As a co-owner of these programs, we have complete visibility on data and progress. We believe this preferential insight into program potential and viability puts us in an attractive position to decide on exercising our option to continue to invest. If we exercise our option to continue co-development in a program, we invest at cost and at what we believe to be at a discount to the intrinsic value of the incremental stake.
In cases where we do not exercise our option to continue to invest, our stake typically converts to a royalty-and-milestones position, with royalty rates reflecting the value of our contributions to that point. Our effective royalty position is increased for each staged investment we make in a co-development program. The royalty rates for these programs are generally higher than for our partner-initiated discovery programs.
The potential for us to assume deeper ownership stakes through a co-development agreement allows us to capture more value from programs to which our capabilities can make an outsized contribution and from programs in which we have a particularly high level of conviction.
One notable effort that started under a partner-initiated co-development agreement is the program to develop antibodies against OX40L. After our partner EQRx. Inc. was acquired in 2023 by Revolution Medicines, Inc., AbCellera took control of the program and advanced the resulting molecule, ABCL575, into IND/CTA-enabling studies.
AbCellera-initiated Programs
In our technology development work, we prioritize areas where we believe there are multiple high-value therapeutic opportunities to explore. This allows us to start internal programs to solve widely recognized real-world problems with large economic potential. Today, we focus on two such technology development efforts that have yielded over 20 AbCellera-initiated programs:
•T-cell engagers: We have developed our T-cell-engager platform and started internal programs to develop therapeutic antibody candidates against eight important tumor targets.
•GPCR and ion channels: We have started 10 internal programs associated with our platform investments to unlock difficult target classes like GPCRs and ion channels.
Assets that potentially result from our technology development-associated internal programs are wholly owned by us. AbCellera may elect to out-license these molecules to partners for final clinical development and commercialization. Given the high technical barriers these programs need to overcome, we anticipate that any such deals could achieve significant economics in the form of large near-term payments and above-average downstream participation through milestones and royalties.
Precedent suggests that the important assets that we target with our internal programs can be partnered on attractive economic terms. For example, in 2020, we partnered with Lilly to develop and commercialize COVID-19 antibody assets resulting from our previous internal work on pandemic-response. From 2020 to 2022, we earned over $950 million in combined royalties from commercial sales of bamlanivimab and bebtelovimab, commercialized by Lilly.
We are leading drug development programs
AbCellera leads the development for all AbCellera-initiated programs that have not been outlicensed and select partner-initiated co-development programs, as in the case of ABCL575 discussed above. We have invested in the capabilities to successfully conduct late-stage preclinical development of drug candidates as well as the ability to initiate and carry out clinical trials for these internal programs.

While the majority of internal programs are still at an early stage, we anticipate submitting our first two CTAs for ABCL635 and ABCL575 in Q2 2025 and commencing their clinical development thereafter. We also anticipate progressing additional internal programs into selection of therapeutic antibody candidates for IND/CTA-enabling studies within the near-to-medium term.
As our internal pipeline grows and matures, we expect to direct increasing efforts and resources towards advancing internal programs in clinical development. The selection, prioritization, and direction of internal programs is supported by an ongoing evaluation of the expected net present value of the program in light of its risks, commercial prospects, development costs, and timelines.
Figure 2: Progress of partner-initiated program starts with downstream participation*.
* Excludes AbCellera-initiated and Trianni-license program. As of December 31, 2024. Historical results are not necessarily indicative of future results.

Of the 96 partner-initiated programs with downstream participation that we had started as of December 31, 2024, we were still actively leading or co-leading the work on 14 of these programs. For 76 programs, we have successfully completed the agreed scope of work and transferred the resulting antibody sequences and data to our partners for evaluation and further development under their leadership. For a historical total of six programs – less than 10% – we did not succeed in finding antibodies that met the partner’s target specifications.
To the best of our knowledge, our partners are actively progressing 37 of the 76 programs and have decided not to progress the other 39 programs.
Of the 51 programs that are actively progressing, we believe that 42 are in late-stage discovery, five in preclinical development, and four have reached clinical development.
Overall, we view the progress of the molecules we have discovered in our and our partners’ hands positively. Over half of all programs with downstream participation that we have started are currently still progressing.

Our portfolio and pipeline are well-diversified
We believe an optimal portfolio is diversified, long-term, and robust. Diversification reduces the risk associated with individual drug development programs. Because our capabilities are broadly applicable to antibody-based drug development, we can access the full depth and breadth of programs in the biotechnology industry. Our resulting portfolio of partner-initiated programs and internal pipeline are well-diversified across therapeutic areas (Figure 3), modalities, and partner types. We believe the current distribution of programs in our portfolio broadly reflects the overall distribution of programs in our industry.
Figure 3: Our large, diversified portfolio of stakes in next-generation antibody therapies.

* As of December 31, 2024
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
We invest in and operate our business with the belief that we can favorably impact each driver of value in our portfolio:
Program starts. Each program that we start has the potential to turn an idea into a new marketed therapy. The investments we have made in our capabilities and capacity for business development allow us to connect with, and credibly pursue, an increasing number of therapeutic ideas in our industry. We believe that our ability to connect with and pursue such ideas is reflected in the growth in our cumulative number of program starts.

We believe our ability to accelerate drug development timelines and to unlock new types of targets puts us in a position to continue driving business development growth. In pursuing the growth of our portfolio, we are mindful of the strong connection between commercial success of our programs and our largest payouts, as well as of opportunity costs. We do not aim to maximize our number of program starts. Instead, we choose to engage with partners and on programs that we believe have the potential to deliver first-in-class and best-in-class antibody therapeutics with strong commercial prospects, be they initiated by a partner or by AbCellera.
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
Through our investments and capabilities, we aim to raise the probability of success of the programs in our portfolio and pipeline. The investments we have made are primarily driven by our goal of finding and developing optimal drug candidates and enhancing the likelihood that a program will succeed on this critical factor. Our investments include the technology development efforts we have made to repeatedly deliver successful drug candidates in areas where particularly high technical challenges and high unmet medical needs exist, such as those associated with T-cell engagers, GPCRs, and ion channels.
Information on the other success factors may be uncertain and limited (or unavailable to us) at the time of program inception. However, our approach to partner selection and program selection includes evaluating all available information to steer our work toward programs that do not raise concerns on these factors. As a result, we believe that we are enriching our portfolio for programs with an above-industry-average probability of success.
Timelines. Development of a commercialized drug from program start is estimated to commonly take from eight to fourteen years, followed by approximately over a decade of patent-protected potential sales. Within this overall time frame, drug discovery and preclinical development is estimated to typically take three to five years with the remainder taken up largely by clinical development.
With our ongoing investments in our integrated target-to-clinic capabilities, we are aiming to substantially reduce the time required for discovery and development, with a stated goal of – in the future – repeatedly moving from target nomination to an IND (or equivalent) filing in two years or less.
Accelerating drug development – beyond the obvious benefit for patients – positively impacts the value of an ultimately successful drug in two ways. First, it increases the therapeutic’s chance of being first (or next) to market with a large and lasting impact on market share. Second, it brings forward all positive cash flows from a program with a corresponding impact on their net present value.
Notably, some programs in our portfolio may progress faster than average for reasons beyond the speed of our discovery and development capabilities. This can be the case for therapeutics against rare disease; those with breakthrough designation; drugs that are best-in-class and following a well-understood development path; in a pandemic response situation (as demonstrated by bamlanivimab and bebtelovimab); and in animal therapeutics.
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
AbCellera has the potential to earn significant upfront payments from out-licensing or partnering pipeline assets from both, internal as well as co-development programs. Market transactions between other drug developers have been reported with upfront payment amounts for T-cell engager molecules in the double-digit-million dollar range while those for potentially more valuable GPCR-targeting drug candidates have shown triple-digit-million dollar amounts, depending on the stage of their pre-clinical or clinical development.
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
2.By accelerating antibody discovery and preclinical development to increase chances of the resulting therapeutic being first- or next-to-market, with correspondingly large market share (as discussed above); and
3.By following an approach to partner selection and program selection that avoids programs with apparently low commercial potential and clinical development risk.
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
We add more value to a program when we overcome challenging obstacles, accelerate the program, avoid costs for our partner, and improve the program’s chances of success, e.g. by providing superior drug candidates. The investments in our technology and capabilities – including forward integration along the value chain – all enhance the opportunity and ability to add more value to programs.
A partner’s recognition of the value we add to their program grows with each successful demonstration of our capabilities, either when we can show results from our work, particularly from internal programs, or during the inaugural programs we complete with them. Our investments in programs depend on the program type. Investments are minimal in the case of partner-initiated discovery programs, where we typically cover the marginal cost of our work with near-term payments. For internal programs, our investments in the form of our initial technology development (and the subsequent advancement of development work for a particular program) are more substantial. When we enter into a partner-initiated co-development program, our initial investment during discovery and development is limited. However, the option to keep investing at cost in consecutive stages of development allows us to achieve a deeper royalty (or equivalent) position. All else equal, a greater investment by us generally translates into a higher royalty rate or equivalent for a program.
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
As of December 31, 2024, we started 96 partner-initiated programs with downstream participation. These 96 programs have a mean royalty rate of 3.2%. The average negotiated rate for such programs has increased over time, reflecting the dynamics discussed above. Between 2015 and 2019, we agreed to a mean royalty rate of 2.4% across 37 partner-initiated programs with downstream participation contracted in the period; we note that contracts often include multiple program slots that represent potential future program starts. Between 2020 and 2024, we negotiated an increased mean royalty rate of 4.2% across our programs with downstream participation signed in the period and our agreement to partner our COVID-19 antibody asset to Lilly. A quarter of these programs signed in the 2020 to 2024 period can achieve royalty rates above 5.0%.
Our position in a partner-initiated co-development program generally reflects our proportionate contribution to the program. The royalty (or equivalent) rates that apply at each point where we can continue our co-investments depend on our cumulative contribution to the program's funding. Even at an early point, the rates we stand to earn from such a program generally exceed the agreed-to royalty rates of our partner-initiated discovery programs.
Other downstream economic stakes. In addition to royalty positions, we have included and expect to continue to include other downstream stakes in our agreements for programs.
As is customary in our industry, because drug development and testing spans many years, we typically negotiate clinical and commercial milestone payments as deferred compensation to recognize future value inflection points arising from our work. For our portfolio of programs under contract and not adjusted for the probability of success, as of December 31, 2024, the total hypothetical value of our clinical and commercial milestone payments was $8.7 billion.
On a case-by-case basis, we may negotiate additional means of capturing value in addition to a reasonable royalty or equivalent position, including equity or equity-like positions, options for deeper investment, or larger near-term payments.
OTHER MATTERS
Intellectual Property
We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the compositions of matter of our product candidates, their methods of use, related technology, and other inventions that are important to our business.
Our success depends in part on our ability to obtain and maintain intellectual property protection for the components of our discovery and development capabilities and products arising from the same; to defend and enforce our patents, to preserve the confidentiality of our trade secrets, and to operate without infringing valid and enforceable patents and other proprietary rights of third parties; and to identify new opportunities for intellectual property protection.
As of December 31, 2024, we owned or exclusively licensed over 100 issued or allowed patents and over 70 pending patent applications worldwide, which includes over 30 issued U.S. patents and over 10 pending U.S. patent applications. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe.
Obtaining patent protection is not the only method that we employ to protect our proprietary rights. We also utilize other forms of intellectual property protection, including trademark, copyright, internal know-how and trade secrets, when those other forms are better suited to protect a particular aspect of our intellectual property. Our belief is that our comprehensive approach to intellectual property protection strengthens our proprietary rights. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality and invention assignment agreements upon accepting employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. We are diligent in taking precautions that our proprietary information is not released to third parties through the use of security measures. Our trade secrets encompass certain reagent compositions and concentrations, nucleic acid vector sequences and immunization protocols.
Data Rights
Our product to partners is data on the composition of matter of antibodies and their properties. We enter into contracts that allow us rights to use the data that we generate for the purpose of improving our discovery and development capabilities and fueling machine-learning algorithms. We maintain strict firewall protocols so target-specific data derived from a partner cannot be used to inform the discovery on another project by a different partner.
Patent Portfolio
We have developed an expansive patent portfolio with claims related to multiple aspects of our discovery and development capabilities, beginning with our first patent applications exclusively licensed from UBC, in 2013. We continuously assess new ways to improve our technology platform through license or acquisition of third-party patent portfolios, as was the case with our acquisitions of Lineage in 2017 and the OrthoMab platform from Dualogics LLC, or Dualogics, in 2020, our acquisition of Trianni, Inc., or Trianni, in 2020, our acquisition of TetraGenetics, Inc. in 2021, and our license agreements with Alloy Therapeutics LLC, or Alloy Therapeutics.

Our patent prosecution strategy encompasses the pursuit of protection for our discovery and development capabilities and tangentially related methods.
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
UBC may terminate the license under certain circumstances, including in the case of our insolvency, winding up or liquidation, if a court or similar process is levied on the rights under the agreement or on money due to UBC that is not released, if the subject technology becomes subject to a security interest that is not released, if we or any of our directors or officers have materially breached or failed to comply with securities laws, or in the event of certain breaches of, or failure to perform, our obligations under the license or other agreements between us and UBC. Either party may terminate the license for any breach not remedied within specific time periods.
The UBC Core Patents
The UBC Core Patent license includes a patent family directed toward certain systems, devices and methods for microfluidic cell culture. This patent family includes five issued U.S. patents. Issued patents from this family are expected to expire as early as July 2031, absent any disclaimers or extensions available.
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
A patent family directed toward methods for assaying functional properties exhibited by a protein produced by a single cell, e.g., an antibody produced by a single B cell, and a second biomolecule (e.g., antigen) in microfluidic chambers and devices is also included in the UBC Core Patent license. This patent family includes patents issued in the U.S. and Australia and granted in Europe, Japan, and Korea, as well as one pending U.S. non-provisional patent application and four pending foreign counterpart patent applications. Issued patents from this patent family are expected to expire in March 2034, absent any disclaimers or extensions available.
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
Lineage
The Lineage patent portfolio complements our single-cell microfluidic intellectual property with downstream methods of sequencing reaction preparation, immune RepSeq and analysis. The immune repertoire patents and applications that we obtained from Lineage form the basis for the sequencing technologies that we currently use in our discovery and development capabilities.

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
An additional patent family is directed toward methods for detection of isotype profiles as signatures for disease. This patent family includes one patent issued in each of Japan, China, Europe, and Canada. This patent family also includes one pending foreign counterpart patent application. Issued patents from this patent family are expected to expire in September 2032, absent any disclaimers or extensions available.
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
One patent family is directed toward methods of producing an antigen-binding fragment, or Fab. This patent family includes three issued U.S. patents, and one patent granted in Europe. Issued patents from this patent family are expected to expire in March 2034, absent any disclaimers or extensions available.
Another patent family is directed toward IgG bispecific antibodies and processes for preparation. This patent family includes two issued U.S. patents and one foreign counterpart patent application. Any patents that issue from this patent family are expected to expire in January 2036, absent any disclaimers or extensions available.
The last patent family is directed toward methods for producing Fabs and IgG bispecific antibodies. This patent family includes one granted U.S. patent, one pending U.S. non-provisional patent application, and one pending foreign counterpart patent application. Any patents that issue from this patent family are expected to expire in December 2037, absent any disclaimers or extensions available.
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
In one patent family, the patents are directed to transgenic animals and methods of use. This patent family includes fourteen issued patents including in the U.S., Australia, the Russian Federation, Europe, India, Israel, Canada, China and Japan. Patents issuing from this family are expected to expire in July 2031, absent any disclaimers or extensions available.

Another patent family is directed to enhanced production of immunoglobulins. This patent family includes six issued patents including in the U.S., Israel, Australia, Europe, and Japan. There are four pending applications including one in the U.S. and three in pending foreign counterparts, including Canada, Europe, and Korea. Any patents that issue from this family are expected to expire in February 2037, absent any disclaimers or extensions available.
Another patent family is also directed to enhanced production of immunoglobulins. This patent family includes two issued patents in Australia and Israel and four pending applications, including in Canada, Europe, China, and Korea. Any patents that issue from this family are expected to expire in August 2036, absent any disclaimers or extensions available.
Another patent family is directed to enhanced immunoglobulin diversity. This patent family includes two issued patents in the U.S. and two pending applications, including one in the U.S. and one in Europe. Issued patents from this family are expected to expire in November 2036, absent any disclaimers or extensions available.
Another patent family is directed to transgenic mammals that express canine-based immunoglobulins. This patent family contains two issued U.S. patents. Issued patents from this family are expected to expire in July 2031, absent any disclaimers or extensions available.
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
Another patent family is directed to transgenic mammals that express bovine-based immunoglobulins. This patent family contains seven pending applications, including in Australia, Canada, China, Europe, Israel, Japan, and Korea. Issued patents from this family are expected to expire in July 2039, absent any disclaimers or extensions available.
Another patent family is directed to single chain VH and heavy chain antibodies. This patent family includes six issued patents including in the U.S., Canada, Australia, Europe, Israel, and Japan. There are two pending applications, including in the U.S. and China. Issued patents from this family are expected to expire in July 2038, absent any disclaimers or extensions available.
Another patent family is directed to long germline DH gene and long HCDR3 antibodies. This patent family contains two issued patents, one in Europe and the second in the U.S., and one pending application in the U.S. Issued patents from this family are expected to expire in October 2037, absent any disclaimers or extensions available.
Another patent family is directed to transgenic rodents expressing chimeric equine-rodent antibodies. This patent family contains eight pending applications including in the U.S., China, Australia, Korea, Japan, Israel, Canada, and Europe. Issued patents from this family are expected to expire in May 2042, absent any disclaimers or extensions available.
Another patent family is directed to Adam6 knock-in mice. This patent family contains one issued patent in Europe. Issued patent is expected to expire in August 2039, absent any disclaimers or extensions available.
Another patent family is directed to heavy chain-only antibodies. This patent family contains eight pending applications, including in Australia, Canada, China, Korea, Israel, Japan, and Europe. Issued patents from this family are expected to expire in September 2040, absent any disclaimers or extensions available.
CD3 T-Cell Engagers
Our discovery and development capabilities have directly led to our discovery of novel CD3 T-cell engagers. Our CD3 T-cell engager portfolio consists of a patent family that is directed to novel CD3-binding antibodies (including bispecific antibodies capable of binding both CD3 and a tumor antigen), and methods of using the CD3-binding antibodies in treating hyperproliferative disorders or autoimmune disorders. This patent family has one pending application in the U.S. Issued patents from this family are expected to expire in March 2043, absent any disclaimers or extensions available.
Anti-OX40L Antibodies
Our discovery and development capabilities have also directly led to our discovery of novel anti-OX40L antibodies. Our OX40L portfolio consists of a patent family that is directed to novel anti-OX40L antibodies, and methods of using the anti-OX40L antibodies to treat atopic dermatitis. This patent family has one pending International (PCT) patent application. Issued patents from this family are expected to expire in October 2044, absent any disclaimers or extensions available.

ABCL635
Our discovery and development capabilities have also directly led to our discovery of novel antibodies to a still undisclosed target. This portfolio consists of a patent family that is directed to the novel antibodies, and methods of using the antibodies to treat a still undisclosed indication. This patent family has one pending International (PCT) patent application. Issued patents from this family are expected to expire in October 2044, absent any disclaimers or extensions available.
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
Government Regulation
Our focus is on the discovery and development of antibodies for ourselves and for our partners to improve patients' lives. We are involved in the discovery, development, manufacturing, and clinical trials activities of these prospective future medicines. As such, we are subject to many regulations, such as those governing our laboratory facilities, drug manufacturing, clinical trials, as well as regulations that apply to businesses in the private sector generally. In 2025, we will start our own first clinical trial and will be subject to many of the regulations that ordinarily apply to companies in the life sciences, biotechnology and pharmaceutical sectors and industries. However, we believe that the long-term success of our business depends, in part, on our and our partners’ ability to successfully develop and sell therapeutic products using the antibodies we discover. The regulations that govern our pharmaceutical and biotechnology partners are those we therefore believe have the most significant impact on our business.
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
We and our partners will be subject to various regulations in applicable jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of their products. Whether or not our partners obtain approval from the U.S. Food and Drug Administration, or FDA, or the European Commission for the E.U. for a product, they must obtain the requisite approvals from regulatory authorities in foreign countries before the commencement of clinical studies or marketing of the product in those countries. The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country.
Additional Regulation
In addition to the foregoing, provincial, state and federal U.S. and Canadian laws regarding environmental protection and hazardous substances affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations contaminate the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not adversely affect our business. We cannot predict, however, how changes in these laws may affect our future operations.
Anti-Corruption Laws
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Canadian Corruption of Foreign Public Officials Act and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities, such as the UK Bribery Act 2010 and the UK Proceeds of Crime Act 2002, or collectively, Anti-Corruption Laws. Among other matters, such Anti-Corruption Laws prohibit corporations and individuals from directly or indirectly paying, offering to pay or authorizing the payment of money or anything of value to any foreign government official, government staff member, political party or political candidate, or certain other persons, to obtain, retain or direct business, regulatory approvals or some other advantage in an improper manner. We can also be held liable for the acts of our third-party agents under the FCPA, the Canadian Corruption of Foreign Public Officials Act, the UK Bribery Act 2010 and possibly other Anti-Corruption Laws. In the healthcare sector, anti-corruption risk can also arise in the context of improper interactions with doctors, key opinion leaders and other healthcare professionals who work for state-affiliated hospitals, research institutions or other organizations.
Available Information
Our website address is www.abcellera.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished according to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our filings with the SEC or documents available on our website, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website.

Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred losses in certain years since inception, including in 2024, and we may not be able to generate sufficient revenue to achieve profitability.
We expect to continue to incur expenditures~~,~~ as we operate our business. We expect to incur losses for the foreseeable future. We cannot accurately predict the timing or amount of our increased expenses, or when and if we may be able to achieve profitability. Our net loss for the years ended December 31, 2024 and 2023 was $162.9 million and $146.4 million, respectively. Our accumulated earnings at December 31, 2024 and 2023 was $116.9 million and $279.8 million.
Our success depends on our ability to develop and monetize a therapeutic, either on our own or where we have significant participation. If or until either of those events occur, we do not anticipate being able to generate sufficient revenue to achieve profitability.
Developing a therapeutic on our own will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, obtaining regulatory approval, manufacturing, and commercializing approved products. We may never succeed in these activities and generate revenue from product sales from our internal pipeline that is significant enough to achieve profitability.
Even if we achieve profitability, it may not be sustained. Our failure to become or remain profitable would depress our market value and impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
Our revenue has fluctuated from period to period, and our revenue for any historical period may not be indicative of results that may be expected for any future period.
During the years ended December 31, 2020, 2021 and 2022 we generated revenue related to royalty payments upon net sales of antibodies that we discovered. In 2021 and 2022, these royalty payments related to our partnership with Lilly upon sales of bamlanivimab and bebtelovimab, antibodies designed to treat and prevent COVID-19. Since November 2022, when the FDA announced that bamlanivimab and bebtelovimab, respectively were no longer authorized for emergency use and, as a result, we have not, and we do not expect to, generate revenue from royalties associated with Lilly's sales of our COVID-19 antibodies going forward.
We have, and continue to receive, other forms of revenue from our partnership contracts and are eligible to receive future milestones and royalties related to potential future success of antibodies that we have discovered under past and existing agreements. We are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our discovery and development capabilities, which is outside of our control. Because of these factors, our revenue could vary materially from period to period.
Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, making it difficult to predict our future operating results and could cause our operating results to fall below expectations.
Our quarterly and annual operating results have fluctuated in the past and may fluctuate in the future, making it difficult to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•interest income from our cash management strategy, which is subject to variability due to cash, cash equivalents and marketable securities balances and market interest yields available to the Company;
•the timing and cost of, and level of investment in, research, development and commercialization activities relating to our discovery and development capabilities and initiation and advancement of internal programs, which may change from time to time;
•the cost of maintaining and running our GMP facility, activities which are new to us;
•our ability to generate viable development candidates;

•the relative reliability and robustness of our discovery and development capabilities, including our data generation and computational tools;
•the introduction of new technologies, platform features or software, by us or others in our industry;
•costs that we may incur to acquire, develop or commercialize additional technologies;
•costs and fees occurring in litigation that we may be involved in;
•the degree of competition in our industry and any change in the competitive landscape of our industry, including consolidation among our competitors or future partners;
•natural disasters, pandemics, outbreaks of disease or public health crises;
•the timing and nature of any future acquisitions or strategic partnerships;
•future accounting pronouncements or changes in our accounting policies; and
•general social, political and economic conditions and other factors, including inflationary pressures and factors unrelated to our operating performance or the operating performance of our competitors.
The effect of one of the factors discussed above, or the cumulative effects of a combination of factors discussed above, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results to indicate our future performance.
We may need to raise additional capital to fund our existing operations, improve our discovery and development capabilities, advance internal programs, or expand our operations. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
Based on our current business plan, we believe our available liquidity from existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs and expenditure required for later stage development of our internal pipeline. Although it is difficult to predict our funding requirements, we do not anticipate the need for additional external funding over at least the next thirty-six (36) months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of the realization of other risks described in this annual report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate headquarters and GMP facility which are currently under construction. Such additional financing may not be available on terms acceptable to us or at all.
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:
•fund development and marketing efforts of our current and future internal and partner programs;
•expand our discovery and development capabilities;
•acquire, license or invest in technologies;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our planned GMP activities;
•our rate of progress in selling access to our discovery and development capabilities, the initiation and advancement of internal programs and marketing activities associated therewith;
•our rate of progress in, and cost of research and development activities associated with, antibody discovery and development for our internal pipeline;
•the effect of competing technological and market developments;

•costs and fees occurring in litigation that we may be involved in; and
•costs related to any business and operations expansion.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders would result. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making product acquisitions, making capital expenditures, or declaring dividends. For example, our agreement with the Strategic Innovation Fund, or SIF, requires that we obtain consent in the event that an individual or company (or two or more of them acting in concert) acquires the direct or indirect beneficial ownership of 20% or more of our voting securities. In the event consent is not obtained, the agreement may be terminated and we will be obligated to repay all or a portion of the contribution amounts from SIF.
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
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including conflicts in Europe and the Middle East and elsewhere, and the related impact on our business and the markets generally. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results. If the current equity and credit markets deteriorate, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially and it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Although we have not realized any significant losses on our cash, cash equivalents and our diversified portfolio of high credit quality marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition. In addition, failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Risks Related to our Business and the Development and Commercialization of Our Product Candidates
Our commercial success depends on the quality of our antibody discovery and development capabilities, technological capabilities, the advancement of internal programs, and their acceptance by new and existing partners in our industry.
We utilize our antibody discovery and development capabilities to identify antibodies for further development and potential commercialization by us and our partners. As a result, the quality and sophistication of our discovery and development capabilities is critical to our ability to conduct our research discovery activities and to deliver more promising molecules and to accelerate and lower the costs of discovery as compared to traditional methods for our partnerships. In particular, our business depends, among other things, on:
•our discovery and development capabilities to successfully identify therapeutic antibodies on the desired timeframes that can ultimately be used to prevent and treat diseases;
•our ability to successful employ our newly constructed GMP facility to advance our pipeline;

•our ability to utilize our discovery and development capabilities to build a robust pipeline of potential development candidates;
•our ability to partner our internally developed pipeline;
•our ability to increase awareness of the capabilities of our technology and solutions;
•our partners’ and potential partners’ willingness to adopt new technologies;
•whether our discovery and development capabilities reliably provide advantages over legacy and other alternative technologies and is perceived by customers to be cost effective;
•the rate of adoption of our solutions by pharmaceutical companies, biotechnology companies of all sizes, government organizations and non-profit organizations and others;
•the relative reliability and robustness of our discovery and development capabilities;
•the timing and scope of any approval that may be required by regulatory bodies for therapeutics that are developed based on antibodies discovered by us;
•the impact of our investments in innovation and commercial growth;
•negative publicity regarding our or our competitors’ technologies resulting from defects or errors; and
•our ability to further validate our technology through research and accompanying publications.
There can be no assurance that we will successfully address any of these or other factors that may affect the ability of our discovery and development capabilities to create viable molecules that ultimately lead to commercially viable therapeutics. If we cannot create commercially viable therapeutics, our business, financial condition, results of operations and prospects could be adversely affected.
Failure to execute our business strategy could adversely impact our growth and profitability.
Our strategy focuses on the development of antibody-based drugs and improving the way these drugs are discovered and developed. Our strategy assumes a certain degree of growth in capital and capacity. Factors such as insufficient capital, inflation, supply chain interruptions, inadequate forecasting, increases in construction material costs, or labor shortages could interfere with the successful execution of our strategy and our ability to timely build infrastructure and processes to support our business. If we cannot successfully execute on our strategy, this could negatively impact our future results of operations and market capitalization. For additional discussion of our business strategy, please see the section entitled “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
We allocate our resources to pursue a particular development candidate or indication and, as a result, may fail to capitalize on other development candidates or indications that may be more profitable or for which there is a greater likelihood of success.
We allocate our resources to certain research programs and development candidates. As a result, we may forgo or delay pursuit of opportunities with other development candidates or for our current development candidates in other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable and profitable market opportunities. Our spend on current and future research and development programs and development candidates for specific indications may not yield commercially viable therapeutics. If we do not accurately evaluate the commercial potential or target market for a particular development candidate, we may relinquish valuable rights to that candidate through collaboration, licensing or other commercialization opportunities.
Development of a biological molecule is inherently uncertain, and it is possible that none of the antibody-drug candidates discovered using our antibody discovery and development capabilities that are further developed by us or our partners will receive marketing approval or become viable commercial products, on a timely basis, or at all.
We have used our discovery and development capabilities to offer antibodies to partners who are engaged in antibody discovery and development. These partners include large cap pharmaceutical companies, biotechnology companies of all sizes and non-profit and government organizations. While we receive upfront payments from our partners generated through technology access and discovery research fees, we estimate that the vast majority of the economic value of the contracts that we enter with our partners is in the downstream payments that are payable if certain milestones are met or approved products are sold. Due to our reliance on our partners, the risks relating to product development, regulatory clearance, authorization or approval and commercialization apply to us derivatively through the activities of our partners. While we believe our discovery and development capabilities are capable of identifying high quality antibodies, there can be no assurance that our partnerships will successfully develop, secure marketing approvals for and commercialize any therapeutics based on the antibodies that we discover. As a result, we may not realize the intended benefits of our partnerships.
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
In addition, even if these drug candidates receive regulatory approval in the United States, the drug candidates may never obtain approval or commercialize such drugs outside of the United States, which would limit their full market potential and therefore our ability to realize their potential downstream value. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited. Likewise, we or our partners have to make decisions about which clinical stage and preclinical drug candidates to develop and advance, and we or our partners may not have the resources to invest in all of the drug candidates that contain antibodies discovered using our discovery and development capabilities, or clinical data and other development considerations may not support the advancement of one or more drug candidates. Decision-making about which drug candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of those partnerships. Additionally, subject to its contractual obligations to us, if one more of our partners is involved in a business combination, the partner might deemphasize or terminate the development or commercialization of any drug candidate that utilizes an antibody that we have discovered. If one of our strategic partners terminates its agreement with us, we may find it more difficult to attract new partners.
The failure to effectively advance, market and commercialize drug candidates with the antibodies that we discover could have a material adverse effect on our business, financial condition, results of operations and prospects, and cause the market price of our common shares to decline. In addition to the inherent uncertainty in drug development addresses above, our ability to forecast our future revenues may be limited.
The failure of our partners to meet their contractual obligations to us could adversely affect our business.
For partners who have contractual obligations to us, this poses a number of additional risks, including the risk that they may not perform their contractual obligations to us to our standards, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of products using our antibodies or result in litigation or arbitration.
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
We have invested, and expect to continue to invest, in research and development efforts that further enhance our technology and platform. Such investments in technology are inherently risky and may affect our operating results. If the return on these investments is lower or develops more slowly than we expect, our operating results may suffer.
Since our inception, we have dedicated a substantial portion of our resources on the development of our capabilities and the technology that we incorporate to further enhance our antibody discovery and development capabilities, and our internal pipeline. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect operating results and that such investments may not generate sufficient technological advantage relative to alternatives in the market which would, in turn, impact revenues to offset liabilities assumed and expenses associated with these new investments. The industry in which we operate changes rapidly as a result of technological and drug developments, which may render our solutions less desirable. We believe that we must continue to invest a significant amount of time and resources in our discovery and development capabilities, and our internal pipeline, to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if our discovery and development capabilities are not able to accelerate the process of antibody discovery and development as quickly as we anticipate, or if our internal pipeline is not successful, our revenue and operating results may be adversely affected.
Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs, and the price of our common shares may decline as a result of announcements of unexpected results or developments.
Our partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about preclinical and clinical developments and timelines for advancing antibodies discovered using our discovery and development capabilities. We do not plan to disclose the development status and progress of individual drug candidates of our partners, unless and until those partners do so first. Our partners may wish to report such information more or less frequently than we intend to or may not wish to report such information at all, in which case we would not report that information either. In addition, if partners choose to announce a collaboration with us, there is no guarantee that we will recognize research discovery fees in that quarter or even the following quarter, as such fees are not payable to us until our partner begins discovery activities. The price of our common shares may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information.
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
For programs that are lead by a partner, but for which we have downstream economic participation, our future success is dependent on the eventual approval and commercialization of products developed by our partners for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
Our business model is dependent on the eventual progression of therapeutic candidates discovered or initially developed utilizing our discovery and development capabilities into clinical trials and commercialization. This requires us to attract partners and enter into agreements with them that contain obligations for the partners to pay us milestone payments as well as royalties on sales of approved products for the therapeutic candidates they develop that are generated utilizing our discovery and development capabilities. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these therapeutic candidates. As a result, our future success and the potential to receive milestones and royalties are entirely dependent on our partners’ efforts over which we have no control. Additionally, unless publicly disclosed by our partners, we do not have access to information related to our partners’ preclinical studies or clinical trial results, including serious adverse events, or ongoing communications with the relevant health authorities regarding our partners’ development strategy, which limits our visibility into how such programs may be progressing. If our partners determine not to proceed with the future development of a drug candidate discovered or initially developed utilizing our discovery and development capabilities, or if they implement preclinical, clinical or regulatory strategies that ultimately do not result in the further development or approval of the therapeutic candidate, we will not receive the benefits of our partnerships, which may have a material and adverse effect on our operations.

We may not be able to file applications or amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the regulatory body may not permit us to proceed.
We may not be able to file applications (e.g. CTA, IND) for our internal pipeline candidates on the timelines we expect. For example, we may experience delays with enabling studies or manufacturing delays. Moreover, we cannot be sure that submission of a clinical trial application (CTA) will result in allowing the start of clinical trials, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to a new application. Any failure to file a clinical trial application on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.
We have no marketed proprietary products and have not yet independently started clinical development, which makes it difficult to assess our ability to independently develop future product candidates and monetize any resulting products.
As a company, we have no previous experience in advancing and completing clinical trials, and navigating and complying with the related regulatory requirements, including with respect to the submission of a New Drug Application, or NDA, or equivalent submission. We have not yet demonstrated our ability to independently conduct clinical development and obtain regulatory approval. To execute on our business plan, we will need to successfully reach agreement with multiple regulatory agencies on clinical and preclinical studies required for registration, execute our clinical development and manufacturing plans; and manage our spending as costs and expenses increase due to clinical trials, and regulatory approvals. If we are unsuccessful in accomplishing these objectives, we will not be able to develop any future product candidates independently and could fail to realize the potential advantages of doing so.
We have a limited number of product candidates, all which are still in preclinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in any country until we obtain regulatory approval from the relevant health authorities. Our product candidates are in preclinical development and as of December 31, 2024 we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
•completing clinical trials that demonstrate the efficacy and safety of our product candidates;
•preparation and submission to the appropriate regulatory authorities of an application for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•establishing and maintaining adequate commercial manufacturing arrangements or establishing our own commercial manufacturing capabilities or reliable arrangements with third-party contract manufacturers;
•potential pre-approval audits of nonclinical sites, clinical trial sites, and third-party manufacturing sites that generated the data and product in support of the marketing application; and
•launching commercial sales, marketing and distribution operations.
Many of these factors are wholly or partially beyond our control, including clinical advancement, the regulatory submission process and changes in the competitive landscape. If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to develop our product candidates at all.
Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Furthermore, the results of preclinical studies and clinical trials may not be predictive of future results, and the results of our planned clinical trials may not satisfy the requirements of the relevant health authority.
We have not previously submitted an application seeking approval for a therapeutic based on antibodies that we have discovered. An application for approval (e.g. BLA) must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the regulatory authority may approve our product candidates for a more limited indication or a narrower patient population than we originally requested.
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in late-stage clinical trials or product approval by the relevant health authority (e.g. Health Canada, FDA, EMA). We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. A clinical trial may produce negative or inconclusive results, and we or any of our current and future strategic partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, success in preclinical studies or early-stage clinical trials would not mean that future clinical trials or registrational clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the relevant health authority, despite having progressed through preclinical studies and initial clinical trials. Product candidates that show promising results in early clinical trials may suffer significant setbacks in subsequent clinical trials or registrational clinical trials. For example, a number of companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials, even after obtaining promising results in earlier-stage clinical trials. Similarly, interim results of a clinical trial do not necessarily predict final results.
There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.
Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:
•the relevant health authorities may disagree with the design, implementation or data analyses of our clinical trials;
•the relevant health authorities may determine that our product candidate(s) do not have adequate risk-benefit ratio or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in a clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the relevant health authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•relevant health authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the relevant health authorities may significantly change in a manner rendering our clinical data insufficient for approval.
If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.
We may experience delays in future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our product candidates. As we continue developing our product candidates, serious adverse events, undesirable side effects, or unexpected characteristics may emerge, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable.
Patients treated with our product candidates may experience side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. Any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to a variety of factors, including, but not limited to, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:
•further discussions with the relevant health or regulatory authorities regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure to obtain approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•inability to obtain sufficient funds required for a clinical trial;
•clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•delay or failure to manufacture sufficient supplies of the product candidate for our clinical trials;
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
•delay or failure to obtain approval from the relevant human subjects review board (e.g. institutional review board - IRB or research ethics boards - REB) to conduct a clinical trial in humans at a prospective site;
•slower than expected rates of patient recruitment and enrollment;
•failure of patients to complete the clinical trial;
•the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
•unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
•lack of efficacy during clinical trials;
•termination of our clinical trials by one or more clinical trial sites;
•inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•inability to monitor patients adequately during or after treatment by us or our CROs;
•our CROs or clinical study sites failing to comply with the trial protocol or regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;
•the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;

•third-party contractors becoming debarred or suspended or otherwise penalized by the relevant health authorities for violations of applicable regulatory requirements;
•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the relevant health authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;
•our clinical trials may be suspended or terminated upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates; and
•receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial.
We could also experience delays in physicians enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments or other clinical trials. Furthermore, a clinical trial may be suspended or terminated by us, the relevant human subjects review board for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the relevant health authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the relevant health authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
Securing regulatory approval also requires the submission of information about the manufacturing processes and inspection of manufacturing facilities by the relevant regulatory authority. The relevant health authorities may reject our manufacturing processes or facilities, whether run by us or our contract manufacturing organizations. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical and/or clinical studies to bridge our modified product candidates to earlier versions.
Changes in regulatory requirements, policies and guidelines may also occur and we may need to significantly amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. These changes may require us to renegotiate terms with CROs or resubmit clinical trial protocols to the relevant human subjects review board for re-consideration, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the relevant health authorities, the relevant human subjects review board overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us.
Any failure or significant delay in commencing or completing clinical trials for our product candidates would adversely affect our ability to obtain regulatory approval, and our commercial prospects and ability to generate product revenue will be diminished.
In addition, even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the relevant health authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the relevant health authorities will view any of our product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we may receive unexpected or unfavorable feedback from the relevant health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. To the extent that the results of the trials are not satisfactory to the relevant health authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Our long-term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
Our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. Our investments in our early-stage research and development efforts may not yield any promising product candidates. Even if our research and development efforts yield product candidates that advance into clinical studies, the historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
The success of product candidates we may develop will depend on many factors, including the following:
•generating sufficient data to support the initiation or continuation of clinical trials;
•obtaining regulatory permission to initiate clinical trials;
•contracting with the necessary parties to conduct clinical trials;
•successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and
•adverse events in the clinical trials.
Even if we successfully advance product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we may never be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from product candidates.
If we, or any of our partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis or at all.
Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. If we, or any of our strategic partners that perform clinical tests for our product candidates, are unable to enroll a sufficient number of patients to complete clinical testing, we will be unable to gain marketing approval for such product candidates and our business will be harmed.
In addition, the U.S. federal Right to Try Act (RTA), among other things, provides a federal framework in the United States for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Similarly, Health Canada's special access program (SAP) provides a similar pathway for eligible Canadian patients. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining approval from the relevant health authority under the authority's expanded access program. While there is no obligation to make product candidates available to eligible patients as a result of these programs (e.g. RTA and SAP), new and emerging legislation regarding expanded access to unapproved drugs could negatively impact enrollment in our clinical trials and our business in the future.
The design or our execution of clinical trials may not support regulatory approval.
The design or execution of a clinical trial can determine whether its results will support regulatory approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is underway. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trial we or any of our strategic partners may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.
Further, the relevant health authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registration trials. The relevant health authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in approval by the relevant health authority. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The relevant health authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
Interim, preliminary or top-line data from our clinical trials that we may announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publish interim, preliminary or top-line data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our reputation and business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results.
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain the relevant regulatory approval.
Disruptions at the relevant health authorities and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the relevant health authorities to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the relevant health authority's ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the relevant health authority's ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. If global health concerns impact the relevant health and regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the relevant health authority and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the relevant health authority or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Successful development of our current and future product candidates is uncertain and we may discontinue or reprioritize the development of any of our product candidates at any time, at our discretion.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.
Additionally, because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms and product candidates that we identify for specific indications. As a result, we may forgo or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; no regulatory agency has made any determination that any of our product candidates are safe or effective for use by the general public for any indication.
Our product candidates are in preclinical development. Consequently, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the relevant health authority and regulatory agencies may ultimately make such determination.
If any of our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:
•regulatory authorities may require us to take our approved product off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or impose a risk evaluation and mitigation strategy that includes restrictions and conditions on product distribution, prescribing and/or dispensing;
•we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•we may be subject to limitations on how we may promote the product;
•sales of the product may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us or our current or future strategic partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating revenue from the sale of any future products.
If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.
The commercial success of our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:
•limitations or warnings contained in the approved labeling for a product candidate;

•changes in the standard of care for the targeted indications for any of our product candidates;
•limitations in the approved clinical indications for our product candidates;
•demonstrated clinical safety and efficacy compared to other products;
•sales, marketing and distribution support;
•availability of coverage and extent of reimbursement from managed care plans and other third-party payors;
•timing of market introduction and perceived effectiveness of competitive products;
•availability of alternative therapies at similar or lower cost, including generic, biosimilar and over-the-counter products;
•the extent to which the product candidate is approved for inclusion on formularies of hospitals and managed care organizations;
•whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular diseases;
•whether the product can be used effectively with other therapies to achieve higher response rates;
•adverse publicity about our product candidates or favorable publicity about competitive products;
•convenience and ease of administration of our products; and
•potential product liability claims.
If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients and the medical community, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.
Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and region to region and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
Our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:
•successful completion of preclinical studies;
•submission of IND or foreign equivalent applications, or other regulatory applications, for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;
•successful enrollment in, and completion of, clinical trials;
•achieving favorable results from clinical trials;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, for clinical and commercial supply;

•obtaining pricing, reimbursement, and hospital formulary access;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with other products;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and commercialization activities;
•effectively competing with other therapies;
•developing and implementing successful marketing and reimbursement strategies;
•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates; and
•maintaining a continued acceptable safety profile of any product following approval, if any.
If we do not achieve one or more of these requirements in a timely manner, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.
We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or foreign health authorities. To become and remain profitable, we must develop, obtain approval for and eventually commercialize products, if approved, that generate significant revenue. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability.
Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary from country to country. Many countries require approval of the sale price of a drug before it can be marketed. The pricing review period begins after marketing or product licensing approval is granted in most cases. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.
Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of a product candidate that receives regulatory approval to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels. We cannot be certain that reimbursement will be available for any products that we develop. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our approved products.
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by Health Canada, the FDA, EMA or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that currently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our or any collaborator’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we or our strategic partners develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.
We may not be successful in our efforts to use our therapeutic platforms to build a pipeline of product candidates.
We intend to use our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts as of the date of this report have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. In addition, although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our share price.
Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, and surveillance to monitor the safety and efficacy of the marketed product.
For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMP and good clinical practice (“GCP”), for any clinical trials that we or our strategic partners conduct after approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product;
•withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA, EMA, Health Canada or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Further, the FDA’s or other ex-U.S. regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
The FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in the FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, the Department of Justice, the Inspector General of the Department of Health and Human Services, among other government agencies, actively enforce the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
Product liability claims may be brought against us or our strategic partners by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:
•decreased demand for any future approved products;
•injury to our reputation;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•increased regulatory scrutiny;
•significant litigation costs;
•substantial monetary awards to, or costly settlement with, patients or other claimants;
•product recalls or a change in the indications for which they may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and

•the inability to commercialize our product candidates.
We may need increased product liability coverage when we begin the commercialization of our product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.
Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
If we or any of our third-party manufacturers encounter manufacturing difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and foreign regulations. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We may have stability, purity, and efficacy failures, deficiencies, or other issues relating to the manufacture of our product candidates. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. While we currently outsource all manufacturing to third parties, we and our manufacturers are subject to local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials.
Material modifications in method of product candidate manufacturing or formulating, and price controls imposed by governments may adversely affect our future profitability.
As product candidates are developed through preclinical to late-stage clinical trials, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability, or our strategic partners’ ability, to commence product sales and generate revenue.
Furthermore, our future profitability may be adversely affected by strict price controls imposed by many governments, particularly in the EU. Pricing and reimbursement negotiations with governmental authorities in these countries can be lengthy and complex, often requiring additional clinical trials to demonstrate cost-effectiveness compared to existing therapies. Even after marketing approval, securing acceptable pricing or reimbursement can be delayed or denied, potentially impacting or preventing commercial launch. The resulting price regulations, if unfavorable, or competition from lower-priced cross-border sales, could significantly limit our revenue potential and negatively impact our profitability.
Current and future legislation may increase the difficulty and cost for us to commercialize any products that we or our strategic partners develop and affect the prices we may obtain.
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change healthcare systems in ways that could affect our ability to sell any of our product candidates profitably, if such product candidates are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, Medicaid statutory rebates will no longer be capped at 100% of AMP (average manufacturer price). Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. As discussed above, the United States Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
In the EU similar political, economic and regulatory developments may affect our ability to profitably commercialize any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products, and third-party payors’ reimbursement policies might adversely affect our or our strategic partners’ ability to sell any future products profitably.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we or our strategic partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our strategic partners are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
Our business may be adversely affected by public health outbreaks and pandemics.
Our business has been, and may continue to be, adversely affected by public health outbreaks and pandemics. If a public health outbreak or pandemic occurs, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:
•disruption to and delays in preclinical research activities due to extended closure or reduced capacity of lab facilities;
•further delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
•patients discontinuing their treatment or follow-up visits;
•further delays or difficulties in clinical site initiation, including limitations on access to sites, limitations to site initiation activities that can be carried out remotely, and limitations on the number of clinical site staff on site from time to time;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by relevant governments, employers and others;
•shortages, disruptions in supply, logistics or other activities related to the procurement of materials and other supplies, which could have a negative impact on our ability to conduct preclinical research, initiate or complete our clinical trials or commercialize our product candidates;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;

•interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers and strategic partners;
•limitations in resources that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people, restrictions on travel, or prolonged stay-at-home or similar working arrangements;
•delays in receiving approvals from regulatory authorities to initiate our planned clinical trials;
•changes in regulations as part of a response to public health outbreaks or pandemics, which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue clinical trials altogether;
•delays in necessary interactions with regulators and relevant health authorities, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel;
•disruptions to our strategic partners’ operations, which could delay the development of our product candidates in certain geographical regions and thereby affect the timing of development and commercial milestone payments and royalties on potential future product sales we may receive; and
•limitations on our ability to recruit any necessary preclinical research, clinical, regulatory and other professional staff on the timeframe required to support our research and development programs.
The impact of such disruptions would be highly uncertain and would depend on factors such as the location, duration and severity, travel restrictions and social distancing, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. In addition, public health outbreaks or pandemics, and related disruptions could disrupt the global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and could heighten the volatility of the financial markets, which could adversely impact the value of our common shares.
Our business and current and future relationships with customers and third-party payors, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors in the countries in which we operate and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval.
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, impose criminal or civil penalties, as applicable, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government (including the Medicare and Medicaid programs) or other third-party payor claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•HIPAA established the federal offense of health care fraud, which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and their covered subcontractors;
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants) and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) or their immediate family members; and
•analogous and similar state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of any available statutory exceptions and safe harbors, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Any failure or perceived failure by us to comply with such laws, regulations, or case law may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability. Additionally, if our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our strategic partners, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.
In addition to potential risks discussed above at the risk factor entitled “Our business may become subject to economic, political, regulatory and other risks associated with international operations”, we are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18

U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products outside of the United States once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Third-party manufacturers may not be able to comply with U.S. export control regulations, cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in a necessity to replace current third parties, resulting in the possibility of supply delays, clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations and growth prospects.
We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing biotherapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or regulatory approval or discovering, developing and commercializing products in our field before we do.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products we develop. Our competitors also may obtain regulatory approval for their products more rapidly, which could result in our competitors establishing a strong market position before we are able to enter the market.
Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
In addition, we expect to compete with biosimilar versions of already approved products, and even if our product candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar products and will compete for market share with them.
The Biologics Price Competition and Innovation Act of 2009, which is included in the 2010 Patient Protection and Affordable Care Act (“PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting, our discovery and development capabilities, our advanced automation systems, and advanced application software. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations. These implementations were expensive and required a significant effort in terms of both time and effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, customer service and support, billing, research and development activities, scientific and general administrative activities. A significant risk in implementing these systems, for example, is the integration and communication between separate IT systems.
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
In recent years, we have been and will continue updating and consolidating systems and automating processes in many parts of our business with a variety of systems, including in connection with the integration of acquired businesses and the implementation of a new enterprise resource planning software. Specifically, we are in the process of implementing a new ERP within 2025. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and are required to address a number of challenges, including information security assessment and remediation, data conversion, network and system cutover, user training, and integration with existing processes or systems. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, billing errors and accounting errors.

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
We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Attackers have used Artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Cyberattacks could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. If we were to experience an attempted or successful cybersecurity attack of our information systems or data, the costs associated with the investigation, remediation and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. Failure to report any such material cybersecurity incidents in a timely manner to the Securities Exchange Commission, on Form 8-K, may result in adverse impacts to our reputation. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal and international law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies, and potentially disrupt our business.
The loss of any member of our senior management team or our ability to attract and retain talent across the Company, including senior management, could adversely affect our business.
We are highly dependent upon our senior management and other members of our management team as well as our senior scientists, software engineers and salespeople. Our success depends on the skills, experience and performance of key members of our senior management team, scientists, software engineers, salespeople and our other employees. The individual and collective efforts of our employees will be important as we continue to develop our discovery and development capabilities, and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While certain of our executive officers are party to employment contracts with us, we cannot guarantee their retention for any period of time beyond the applicable notice period.
Our research and development programs, laboratory operations, and GMP related activities depend on our ability to attract and retain highly skilled scientists and engineers. We may not be able to attract or retain qualified scientists and engineers in the future due to the competition for qualified personnel among life science businesses. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific and engineering personnel. We may have difficulties locating, recruiting or retaining qualified salespeople and other employees. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. A key risk in this area, for example, is that certain of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
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
We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Note 7 and 15 of these annual consolidated financial statements for additional information. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.
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
Billing for partner-related activities can be time-consuming, as many of our partners are large pharmaceutical or biotechnology companies and engage various models for their accounts payable matters, including outsourcing to third parties. We may face increased risk in our collection efforts, including long collection cycles and the risk that we may never collect at all, which could require to write-off significant accounts receivable and recognize bad debt expenses, which could adversely affect our business, financial condition, results of operations and prospects.
If our operating facilities become damaged or inoperable or we are required to vacate a facility, our ability to conduct and pursue our research and development efforts may be jeopardized.
We currently derive the majority of our revenue based upon scientific and engineering research and development and testing conducted in Vancouver, British Columbia. Our facilities and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to support our partners and develop updates, upgrades and other improvements to our discovery and development capabilities, advanced automation systems, and advanced application and workflow software for some period of time. The inability to address system issues could develop if our facilities are inoperable or suffers a loss of utilization for even a short period of time, may result in the loss of partners or harm to our reputation, and we may be unable to regain those partners or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify new facilities or license or transfer our proprietary technology to a third-party. Even in the event we are able to find a third-party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third-party. Any physical damage done to our GMP facility, specifically, would more significantly impact our operations there due to the validation requirements of the facility and the supplies held within it.
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
Any additional insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful liability claim, or series of claims, in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations and prospects, including preventing or limiting the use of our discovery and development capabilities to discover antibodies.
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
We currently have operations in Canada, the United States and Australia. Doing business internationally involves a number of risks including:
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

Any of these factors could significantly harm our future international expansion and operations and, consequently, our business, financial condition, results of operations and prospects. For example, we are currently evaluating the potential impact of the imposition of tariffs announced by the Trump Administration to our business and financial condition. We import materials, supplies, and lab and manufacturing equipment from the US and are currently monitoring the potential impact, if any, of actions taken in response to these potential tariffs. While we do not believe that the tariffs will have a material adverse effect upon our results of operations, financial condition, or liquidity, there may be an impact to the costs of our input goods we purchase in the future. The actual impact of any tariff is subject to a number of factors including the effective date and duration, changes in the amount, scope and nature, any countermeasures that the target countries may take and any mitigating actions that may become available. In addition, certain international markets are subject to significant political and economic uncertainty, including for example the effect of the withdrawal of the United Kingdom from the European Union. Significant political and economic developments in international markets for which we intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions.
Our business is subject to risks relating to foreign currency exchange rates.
We currently have operations in Canada, the United States and Australia. Substantially all of our revenue is paid in U.S. dollars. We expect that our U.S. dollar earned revenue will continue to account for a significant percentage of our total revenue for the foreseeable future.
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

Our discovery and development capabilities, and internal programs, utilize various species of animals that could contract disease or die and could otherwise subject us to controversy and adverse publicity, which may interrupt our business operations or harm our reputation.
Our discovery and development capabilities utilize animals to discover and produce antibodies. We cannot completely eliminate the risks of animals contracting disease, or a natural or man-made disaster that could cause death to valuable production animals, or those of the CRO that maintain our mouse colonies. We cannot make any assurance that we or our CROs will be able to contain or reverse any such instance of disease. Although we maintain backup colonies of our animals, disease or death on a broad scale could materially interrupt business operations as animals are a key part of our antibody discovery and development programs, which could have a material adverse effect on our results of operations and financial condition.
Further, genetic engineering and testing of animals has been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals in the United States, the EU and other jurisdictions have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities and the ability for us and our partners to use our discovery and development capabilities could be interrupted or delayed, our costs could increase and our reputation could be harmed.
Once completed, our manufacturing operations will be dependent upon third-party suppliers, including single source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
We are nearing completion of our GMP facility in Vancouver, British Columbia, to house our manufacturing and manufacturing support infrastructure. We anticipate that some of our suppliers of critical components or materials for our processes may be single or sole source suppliers and the replacement of these suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. There can be no assurance that our supply of components necessary for the operation of this facility will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, loss of any critical component provided by a single source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features and specifications of the replacement components.
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
In November 2020 and September 2021, we consummated the Trianni and TetraGenetics acquisitions, respectively. If we are not able to optimize integration of TetraGenetics and Trianni, or if we change our planned use of in process research and development, we might not realize synergies and other benefits to us. In 2024, we recognized a full impairment charge of the Trianni and TetraGenetics in process research and development and there could be additional future impairments of the corresponding intangible asset, goodwill and valuation of the related contingent consideration recognized on acquisition of these businesses. Refer to Notes 7 and 15 of these annual consolidated financial statements for additional information.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including our discovery and development capabilities, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our data packages may be impaired.
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
Our success depends in large part on our ability to obtain and maintain adequate protection of the intellectual property we may own solely and jointly with others or otherwise have rights to, particularly patents, in the United States, Canada and in other countries with respect to our discovery and development capabilities, our software and our technologies, without infringing the intellectual property rights of others.
We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our discovery and development capabilities and related technologies and uses thereof, as we deem appropriate. Our patents and patent applications in the United States, Canada and certain foreign jurisdictions relate to our technology. However, obtaining and enforcing patents in our industry is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. There can be no assurance that the claims of our patents (or any patent application that issues as a patent), will exclude others from making, using or selling our technology or technology that is substantially similar to ours. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our technology without our permission, and we may not be able to stop them from doing so. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We may incorrectly interpret the terms of intellectual property or licensing agreements, which could result in unexpected expenses to be incurred by the Company.
As of December 31, 2024, we owned or exclusively licensed over 100 issued or allowed patents and over 70 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
Issued patents covering our discovery and development capabilities could be found invalid or unenforceable if challenged.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents or amendment to our patents in such a way that they no longer cover our discovery and development capabilities, which may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our discovery and development capabilities. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products.
We may not be aware of all third-party intellectual property rights potentially relating to our discovery and development capabilities. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications or licensed patents and patent applications has been found, which could be used by a third-party to challenge their validity, or prevent a patent from issuing from a pending patent application.
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
We rely on in-licenses from third parties. If we lose these rights, our business may be materially adversely affected, our ability to develop improvements to our discovery and development capabilities may be negatively and substantially impacted, and if disputes arise, we may be subjected to future litigation as well as the potential loss of or limitations on our ability to incorporate the technology covered by these license agreements.
We are party to a royalty-bearing license agreement with the University of British Columbia that grants us exclusive rights to exploit certain patent rights that are related to our systems. Through our acquisition of Lineage, we obtained an exclusive license from Stanford University to patents and patent applications directed toward immune repertoire sequencing. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Some of our license agreements impose, and we expect that any future exclusive in-license agreements will impose, various development, diligence, commercialization and other obligations on us. We may enter into agreements in the future, with other licensors under which we obtain certain intellectual property rights relating to our discovery and development capabilities. These agreements take the form of exclusive license or of actual ownership of intellectual property rights or technology from third parties. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties.

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
In addition, our rights to certain components of our discovery and development capabilities are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the counterparty, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.
If we cannot acquire or license rights to use technologies on reasonable terms or if we fail to comply with our obligations under such agreements, we may not be able to commercialize new technologies or services in the future and our business could be harmed.
In the future, we may identify third-party intellectual property and technology we may need to license in order to engage in our business, including to develop or commercialize new technologies or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology. However, such licenses may not be available to us on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, lump-sum payments, payments based on certain milestones such as sales volumes, or royalties based on sales of our discovery and development capabilities. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. We may also need to acquire or negotiate licenses to patents or patent applications before or after introducing a new service. The acquisition and licensing of third-party patent rights is a competitive area, and other companies may also be pursuing strategies to acquire or license third-party patent rights that we may consider attractive. We may not be able to acquire or obtain necessary licenses to patents or patent applications. Even if we are able to obtain a license to patent rights of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us.

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
Filing, prosecuting and defending patents on our discovery and development capabilities, software, systems, workflows and processes in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Canada can be less extensive than those in the United States and Canada. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States and Canada, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. Further, we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States and Canada, or from selling or importing products made using our inventions in and into the United States, Canada or other jurisdictions. For example, as a result of the Russia sanctions and the potential retaliatory acts from Russia, we may be unable to obtain patent rights to our Trianni and microfluidic platforms which are protected in other jurisdictions around the world. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own platform or technologies and may also sell their products or services to territories where we have patent protection, but enforcement is not as strong as that in the United States and Canada. These platforms and technologies may compete with ours. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own or license in the future;
•we, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we own or license in the future;
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
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of our discovery and development capabilities, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such party, it could result in significant cost and distraction.
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
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our discovery and development capabilities. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third-party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.
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
As we move into new markets and applications for our discovery and development capabilities, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part upon our ability to develop, manufacture, market and sell any products and services that we may develop and use without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties, or the invalidity of such patents or proprietary rights.
Our research, development and commercialization activities may in the future be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other patent challenges, both within and outside the United States and Canada, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. Third parties may initiate legal proceedings against us or our licensor, and we or our licensor may initiate legal proceedings against third parties. The outcome of such proceedings would be uncertain and could have a material adverse effect on the success of our business. Numerous U.S., Canadian and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our discovery and development capabilities. As the biotechnology industry expands and more patents are issued, the risk increases that our technologies may be subject to claims of infringement of the patent rights of third parties.
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
Third parties may assert that we are practicing their proprietary technology without authorization. We are also aware of issued U.S. patents and patent applications with subject matter related to our discovery and development capabilities, systems, workflows and processes, and there may be other related third-party patents or patent applications of which we are not aware.
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
In addition, we may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems, and we are currently engaged in litigation with such third parties (i.e. Bruker and Schrader). Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future programs or technologies may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our discovery and development capabilities, or the systems, workflows, consumables and reagent kits that comprise our discovery and development capabilities, infringes these patents. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our discovery and development capabilities, including our systems, workflows, consumables and reagent kits. Under the applicable law of certain jurisdictions, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our technologies. We may incorrectly determine that our technologies are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our technologies.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our discovery and development capabilities or technology are obtained, once the patent life has expired, we may be open to competition from others. If our discovery and development capabilities or technologies require extended development and/or regulatory review, patents protecting our discovery and development capabilities or technologies might expire before or shortly after we are able to successfully commercialize them. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing processes or technologies similar or identical to ours.
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
Future sales and issuances of our common shares or rights to purchase common shares, including pursuant to our Employee Share Option and Incentive Plan, or ESOIP, could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
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
Pursuant to our incentive plan, our management is authorized to grant equity incentive awards to our employees, directors and consultants. We have a significant number of outstanding options that could be exercised as shares. The exercise of these options, the dilution impact, and the subsequent sale of the underlying common stock could cause a decline in our stock price. We cannot predict the number, timing, or size of future exercises or the effect, if any, that any future exercises may have on the market price for our common stock. Pursuant to our ESOIP, the initial aggregate number of our common shares that may be issued pursuant to share awards was 21,280,000 shares. The number of common shares reserved for issuance under the ESOIP shall be cumulatively increased each January 1 by a percentage approved by the Company and its Board of Directors of its Compensation Committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our shareholders may experience additional dilution, which could cause our share price to fall.
Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms unfavorable to us.
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
Our executive officers, directors, and 5% shareholders currently own over twenty percent of our common shares in the aggregate, based on ownership information filed by such holders. Therefore, these shareholders have the ability to influence us through this ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.
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
We are incorporated and maintain operations in Canada. In addition, while certain of our directors and officers reside in the United States, the majority reside outside of the United States. Accordingly, service of process upon us may be difficult to obtain within the United States. Furthermore, because substantially all of our assets are located outside the United States, any judgment obtained in the United States against us, including one predicated on the civil liability provisions of the U.S. federal securities laws, may not be collectible within the United States. Therefore, it may not be possible to enforce those actions against us.
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
The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income (such as interest income), or at least 50% of the gross value of our assets (determined on the basis of a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we utilize any cash that was raised in any of our financing transactions. If we were a publicly traded CFC or not a CFC for any part of such year, the value of our assets generally may be determined by reference to the fair market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We believe we were not classified as a PFIC during the taxable year ended December 31, 2024. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, we cannot provide any assurances regarding our PFIC status for any current or future taxable years.
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
The nature of the biotechnology business is high-risk and requires that we invest significantly in research and development. As part of our ongoing planned research and development activities, significant adverse changes to our plans due to internal and external factors out of our control (including general and industry economic conditions, prolonged decline in the market value of our common shares, and the probability of success of our internal and partner-initiated programs) would increase the likelihood that we would record an impairment charge to our goodwill and/or intangible assets, which could have an adverse non-cash accounting impact on our results of operations. Refer to Note 7 of these annual consolidated financial statements, for additional information.
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
The Company maintains a cybersecurity risk management program that includes, but is not limited to, periodic risk assessments and employee awareness training initiatives, as well as the employment of security analytical and assessment tools. We also maintain a cybersecurity incident response plan designed to help the Company defend against evolving cybersecurity threats, which sets out criteria for incident classification and procedures to escalate incidents to the appropriate stakeholders. Internally, we regularly monitor and assess the various components of our cybersecurity infrastructure, with the support of third-party consultants.
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
Cybersecurity Governance
The Chief Legal and Compliance Officer (CLO), and our dedicated information technology (IT) team, lead the Company's overall cybersecurity efforts. Together, our CLO and IT team have over 40 years of industry experience in implementing and managing information technology and information security systems, and members of our IT team maintain Certified Information Security Manager certifications. The CLO oversees the Company’s cybersecurity risk management through regular meetings with the IT team to discuss, as appropriate, the risks and prevention of cybersecurity threats. Cybersecurity incidents are escalated based on defined incident severity criteria to management. As part of our ERM process, our CLO and other senior management positions report on identified cybersecurity risks, as appropriate, to the Audit Committee and the Board of Directors (Board).
Management is responsible for the day-to-day management of risks we face, while the Board as a whole and through its committees, provides guidance on the oversight of risk management.
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
Item 2. Properties.
Our corporate headquarters and research and development facilities are located in Vancouver, British Columbia, where we lease approximately 260,000 square feet of space under leases expiring between 2026 and 2037. Through our Dayhu joint venture, we completed our new, dedicated corporate headquarters in 2024, that provides us 167,000 square feet of laboratory and office space. Through our Beedie joint venture, we are nearing the completion of construction of 220,000 square feet of additional lab and office space. The Dayhu and Beedie spaces are under lease which expire starting in 2037 and 2045, respectively, with further renewal options. Once complete, we intend to lease the Beedie laboratory and office space. Further, our 123,000 square feet clinical manufacturing (GMP) facility built on land we purchased in 2022 in Vancouver, will be completed in 2025.
AbCellera Australia Pty. Ltd., our wholly owned subsidiary, occupies approximately 40,000 square feet of office and laboratory space in Sydney, Australia, with a lease that expires in 2031. We also lease an additional 10,000 square feet of office and laboratory space across the other jurisdictions in which we operate, and we believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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

2,655,511). The complaint seeks financial damages as well as other declarations. The Company filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. All co-defendants have been served. The Company is proceeding to seek dismissal of certain Company affiliates for lack of jurisdiction. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless and frivolous in all respects and intends to defend itself appropriately.
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
The following graph compares the cumulative total return to shareholder return on our common shares relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common share and each index on December 11, 2020 (the first day of trading of our common share) and its relative performance is tracked through December 31, 2024. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common share to date. The shareholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
Holders of Common Shares
As of February 21, 2025, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were approximately 79 holders of record of our common shares.
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
Overview
We are a team of scientists, engineers, and business professionals focused on discovering and developing first-in-class and best-in-class antibody-based medicines for indications with high unmet medical need. To address the barriers of conventional antibody drug development, we have built the capabilities to advance innovative, differentiated antibody drug programs, from target to the clinic. To maximize the value and impact of our work, we are advancing a pipeline of internal programs and strategically partnering with companies that have novel science, innovative technology, or a strong track record of bringing programs through clinical development.
We focus on the development of antibody-based drugs and are committed to improving discovery and development. We aim to build a competitive advantage in bringing antibody therapeutics from target into clinical testing by combining expertise, technologies, and infrastructure to build integrated capabilities for antibody drug discovery and development. We think deeply about capital allocation and strive to maximize long-term value while mitigating the risks that are inherent in drug development. We look for opportunities where we believe low-risk investments in building technology and operational efficiency can create a sustained competitive advantage and drive long-term value by making biologics drug development faster and more efficient.
We are leveraging our capabilities and technology platforms to develop internal programs and advance a pipeline of AbCellera programs with first-in-class and/or best-in-class potential. We evaluate these programs individually to determine the advisability of entering into preclinical and clinical development ourselves, entering into collaborations with partners, or out-licensing programs to optimize their development and clinical and commercial potential.
Our deals with partners emphasize participation in the success and upside of future antibody therapeutic candidates. We structure our agreements in a way that is designed to align our partners’ economic interests with our own. Our partnership agreements include near-term payments for technology access, research and intellectual property rights, and downstream payments in the form of clinical and commercial milestones, and royalties on net sales. We also participate in alternative investment opportunities including equity in our business partners and various rights for deeper involvement in moving molecules forward. Longer-term, we are eligible to receive additional payments upon satisfaction of clinical and commercial milestones, which we refer to as milestone payments, as well as royalties on sales of approved products derived from antibodies that we discover for our partners. Our partnerships generally include royalty payments (or equivalents) on net sales. For discovery agreements, these are typically in the single-digit to low-double digit range. We believe that our internal programs, if successfully out-licensed, may generate substantial upfront payments and royalty positions on net sales in the high single-digits to high teens range, in addition to clinical and commercial milestones.
We focus a substantial portion of our resources on research and development efforts towards strengthening our discovery and development capabilities and developing a pipeline of internal and co-development programs. We expect to continue to make significant investments in this area for the foreseeable future and expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•invest in research and development activities to improve our antibody discovery and development capabilities, including investments in completing the construction of our small-scale manufacturing facility;
•pursue internal and co-development programs in preclinical and eventually clinical development;
•market and sell our solutions to existing and new strategic partners;
•improve and enhance operations to deliver programs, including investments in manufacturing;
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
The Company has advanced two AbCellera-led programs into IND-enabling studies. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class and best-in-class antibody therapies. We have started a cumulative total 96 partner-initiated programs with downstream participation and have seen a cumulative total 16 molecules advanced into the clinic, as illustrated by the following chart.

Cumulative # of
PARTNER-INITIATED PROGRAM STARTS WITH DOWNSTREAMS
96
100
90
80
70
60
50
40
30
20
10
0
2015
16
17
18
19
20
21
22
23
24

Cumulative # of
MOLECULES IN THE CLINIC
16
16
14
12
10
8
6
4
2
0
2015
16
17
18
19
20
21
22
23
24

Note: Showing year-end figures. Historical results are not necessarily indicative of future results.

Financial Highlights
The following table summarizes our key operating results for the years ended December 31, 2022, 2023, and 2024. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Twelve Months Ended December 31,
Financial Performance	2023	2024
Revenues:
Research fees	$35,556	$26,284
Licensing revenue	969	1,049
Milestone payments	1,500	1,500
Total revenue	38,025	28,833
Operating expenses:
Research and development(1)	175,658	167,259
Sales, general and administrative(1)	75,179	85,490
Depreciation, amortization, and impairment	24,395	90,850
Total operating expenses	275,232	343,599
Loss from operations	(237,207)	(314,766)
Total other income	(63,178)	(114,371)
Net loss before income tax	(174,029)	(200,395)
Net loss	(146,398)	(162,857)
Net loss per share
Basic	$(0.51)	$(0.55)
Diluted	$(0.51)	$(0.55)
Operating expenses include stock-based compensation:
Research and development expenses	31,781	30,779
Sales and marketing expenses	5,129	5,781
General and administrative expenses	27,274	31,021

Financial Position	December 31, 2023	December 31, 2024
Cash and cash equivalents	$133,320	$156,325
Marketable securities	627,265	469,289
Total cash, cash equivalents, and marketable securities	760,585	625,614
Total assets	1,488,094	1,360,553
Total shareholders' equity	1,152,318	1,056,084
(1)Exclusive of depreciation, amortization, and impairment.

Recent Developments
On January 13, 2025, we announced the expansion of our collaboration with AbbVie Inc. to include access to our T-cell engagers platform to develop therapeutic antibodies for tumor targets.

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
•Pursuing drug discovery and development opportunities internally. As our discovery and development capabilities have matured, we are increasingly in a position to pursue attractive, well-validated targets ourselves, e.g. in the GPCR, ion channel, and TCE spaces. Such programs have the potential to yield first-in-class drug candidates in indications with substantial unmet medical need which we would wholly own. We plan on investing significant resources in the preclinical and, eventually, clinical development of internal programs which will impact our financial results. The investments in each program are undertaken at risk and may ultimately not yield a return.
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
•Investing in enhancements to our discovery and development capabilities. Our ability to maintain and expand our partnerships is dependent on the advantages our discovery and development capabilities deliver to our partners and our internal programs. We intend to maintain our leading position through investments in research and development to refine and add capabilities in areas such as computation, protein engineering, immunization technologies, genetically engineered rodents and cell line selection. Specifically, we are currently completing our investments in integrated preclinical development and antibody manufacturing. We have also successfully executed and will continue to look for strategic technology acquisitions to improve, broaden and deepen our capabilities and expertise in antibody discovery and development, or those that offer opportunities to expand our business into adjacent therapeutic modalities. We intend to continue to devote resources to continue to improve our discovery differentiation which will impact our financial performance.
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

Cumulative Metrics	December 31, 2023	December 31, 2024	Change %
Partner-initiated program starts with downstreams	87	96	10%
Molecules in the clinic	13	16	23%
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
The table below outlines the details of molecules in the clinic as of December 31, 2024:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
Bebtelovimab (LY-CoV1404)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
TAK-920/DNL919	Phase 1*	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera partner-initiated discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera partner-initiated discovery
ABD-147	Phase 1 (Fast Track- and Orphan drug- designated)	Abdera Therapeutics Inc.	Oncology	AbCellera partner-initiated discovery
IVX-01	Clinical field study	Invetx, Inc.	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	AbCellera partner-initiated discovery
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
Undisclosed	Phase 1/2	Undisclosed	Oncology	Trianni license
NBL-012	Phase 1	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
Undisclosed	Phase 1*	Undisclosed	Undisclosed	Trianni license
*Expect no further progress/no ultimate approval.
Summary of partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to December 31, 2024:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
Eli Lilly and Company	Multi-target, multi-year	Immunology, cardiovascular disease, and neuroscience	July 31, 2024

Viking Global Investors & ArrowMark Partners	Multi-target, multi-year	Immunology	May 1, 2024
Biogen Inc.	Single target	Neuroscience	March 11, 2024
Undisclosed	Multi-target, multi-year	Undisclosed	December 28, 2023
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude Therapeutics	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016

Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
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
We expect that our revenue, particularly revenue arising from royalties of antibodies sold by our partners, will fluctuate from period to period due to variances in demand for such antibodies and the status of regulatory approvals. For example, our revenue from bebtelovimab stopped in 2022 when the FDA announced bebtelovimab was no longer authorized for emergency use in the U.S. We expect that our overall revenue will fluctuate from period to period due to the timing of securing additional programs under contract and the progress of our internal programs, the inherently uncertain nature of the timing of milestone achievement, our dependence on the program decisions of our partners, and uncertainty in sales of our antibodies by our partners that generate royalty revenue.
Operating Expenses
Royalty fees. Royalty fees consist of certain contractual royalty payments to our strategic partners upon receipt of royalty revenue based on our customers third-party net sales. Royalty fees are not included in every program. For royalties received from Lilly for commercial sales of bebtelovimab in 2022, royalty fees were due to collaboration partners in AbCellera’s DARPA P3 (Pandemic Preparedness Program) project focused on rapid pandemic response. Royalty fees are recorded when the third-party sale occurs.
Research and development expenses. Research and development expenses primarily consist of salaries, benefits, incentive compensation, stock-based compensation, laboratory supplies and materials expenses for employees and third-party research and development expenses for preclinical, discovery, and other research programs. These expenses are exclusive of depreciation, amortization, and impairment. Research and development activities consist of discovery research for partners, investments made in co-development and internal programs, and internal development of our discovery and development capabilities. We have not historically tracked our research and development expenses on a partner-by-partner basis or on a product candidate-by-product candidate basis.
We expect to continue to incur substantial research and development expenses as we execute on our internal pipeline and conduct discovery research for our partners. In addition, we plan to continue to invest in research and development to enhance our solutions and offerings to our partners, including manufacturing, and continue research and development on our pipeline of internal programs. As a result, we expect that our research and development expenses will continue to vary from period to period in future periods as we continue to execute our strategy of building our pipeline of first-in-class and best-in-class medicines.
Sales and marketing expenses. Our sales and marketing expenses consist primarily of salaries, benefits, incentive compensation, stock-based compensation costs for employees within our commercial sales functions, and marketing and travel expenses. We expect these expenses to remain consistent in the short term as we focus on our internal pipeline.
General and administrative expenses. General and administrative expenses primarily consist of salaries, benefits, incentive compensation, stock-based compensation costs for employees in our executive, accounting and finance, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. We expect these expenses to remain consistent in the short term as we focus on our internal pipeline.
Depreciation, amortization, and impairment. Depreciation expense consists of the depreciation of property and equipment used actively in the business. Amortization expense and impairment includes the amortization of intangible assets over their respective useful lives and impairment of IPR&D as further described in our notes to the consolidated financial statements.

Other (Income) Expense
Interest income. Interest income consists primarily of interest earned on cash, cash equivalents, and marketable securities balances.
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
Other. Other consists primarily of fair value adjustments of contingent considerations, marketable and non-marketable securities, and includes foreign exchange gains or losses due to fluctuations in exchange rates from the jurisdictions that we operate in against the U.S. dollar.
Results of Operations
The following information includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2023 and 2024. A comparison of the years ended December 31, 2022 and 2023, can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024 and is incorporated herein by reference.
Comparison of the Years Ended December 31, 2023 and 2024
Revenue

	December 31,		Change
	2023	2024	Amount	%
Revenue:
Research fees	$35,556	$26,284	$(9,272)	(26)%
Licensing revenue	969	1,049	80	8%
Milestone payments	1,500	1,500	—	—%
Total revenue	$38,025	$28,833	$(9,192)	(24)%
Revenue decreased by $9.2 million from the year ended December 31, 2023, compared to the year ended December 31, 2024. The decrease in research fees in 2024 was attributable to the timing and progress of our research and development efforts.
Operating Expenses
Research and Development

	December 31,		Change
	2023	2024	Amount	%
Research and development	$175,658	$167,259	$(8,399)	(5)%
Research and development expenses decreased by $8.4 million, or (5)%, from the year ended December 31, 2023, compared to the year ended December 31, 2024. Research and development expenses reflect the continued progress in program execution, platform development, forward integration, and investment in partnered and internal programs. Approximately $31.6 million of the decrease is related to a specific one-time payment in our investment in internal programs in 2023. The decrease is partially offset by an increase of $4.5 million in salary and benefits, an increase of $10.9 million in third-party research and development expenses for preclinical, discovery and other research programs, and a $7.8 million increase in facilities, supplies and other unallocated research and development expenses.

Sales and Marketing

	December 31,		Change
	2023	2024	Amount	%
Sales and marketing	$14,180	$12,779	$(1,401)	(10)%
Sales and marketing expenses decreased by $1.4 million, or (10)%, from the year ended December 31, 2023, compared to the year ended December 31, 2024. The decrease was attributable to a reduction in consulting fees and other expenses related to our business development activity.

General and Administrative

	December 31,		Change
	2023	2024	Amount	%
General and administrative	$60,999	$72,711	$11,712	19%
General and administrative expenses increased by $11.7 million, or 19%, from the year ended December 31, 2023, compared to the year ended December 31, 2024. The increase was driven by a $2.2 million increase in compensation-related costs and a $9.5 million increase in legal, software, and other general administrative costs.

Depreciation, Amortization, and Impairment

	December 31,		Change
	2023	2024	Amount	%
Depreciation, amortization, and impairment	$24,395	$90,850	$66,455	272%
Depreciation, amortization, and impairment expenses increased by $66.5 million, or 272%, from the year ended December 31, 2023, compared to the year ended December 31, 2024. The increase is primarily attributable to recognizing a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2020 acquisition of Trianni, due to discontinuing the development of the next-generation transgenic mice. The Company also recognized a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics. Both impairment charges were a result of the Company's ongoing internal program prioritization. The remaining increase was due to the re-assessment of the useful life of certain technology assets, partially offset by a decrease in license amortization in 2024.

Interest Income

	December 31,		Change
	2023	2024	Amount	%
Interest income	$(42,247)	$(38,473)	$3,774	(9)%
Interest income decreased by $3.8 million, or (9)%, from the year ended December 31, 2023, compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease in our average cash, cash equivalents, and marketable securities balances, and a decrease in interest rates in 2024.

Grants and Incentives

	December 31,		Change
	2023	2024	Amount	%
Grants and incentives	$(14,155)	$(13,620)	$535	(4)%
Grants and incentives decreased by $0.5 million, or (4)%, from the year ended December 31, 2023, compared to the year ended December 31, 2024. The decrease was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.

Other Income

	December 31,		Change
	2023	2024	Amount	%
Other	$(6,776)	$(62,278)	$(55,502)	819%
Other income increased by $55.5 million, or 819%, from the year ended December 31, 2023, compared to the year ended December 31, 2024. Further to the TetraGenetics intangible asset impairment discussion above, the TetraGenetics and Trianni contingent consideration was adjusted to reflect the expected value due to the impact from the Company's ongoing internal program prioritization and expected achievement of a milestone required for an earn-out payment associated with a specific license. The Company recorded a non-cash fair value gain of $47.3 million related to the contingent consideration adjustments. The remaining increase was attributable to a $16.5 million recognized gain on the disposal of a non-marketable security, partially offset by a decrease in fair value adjustments, including marketable securities, and a foreign exchange loss due to fluctuations in the Canadian and U.S. dollar exchange rate.

Income Tax Recovery

	December 31,		Change
	2023	2024	Amount	%
Income tax recovery	$(27,631)	$(37,538)	$(9,907)	36%
Income tax recovery increased by $9.9 million, or 36%, from the year ended December 31, 2023 compared to the year ended December 31, 2024. The movement in each period was driven by the current net loss and a change in effective income tax rates.

Liquidity and Capital Resources
As of December 31, 2024, we had $625.6 million of cash, cash equivalents, and marketable securities, comprised of $156.3 million in cash and cash equivalents and $469.3 million in marketable securities. The decrease of $135.0 million since December 31, 2023, was from a combination of cash flow used in operations and investing activities due to our continued research and development activity, investments in partnered and internal programs, in our internal pipeline, and in our corporate headquarters and GMP facility under construction, offset by government contributions received in the year ended December 31, 2024.
While we have generated positive operating cash flows in the past, we intend to significantly invest in our business, and as a result may continue to incur operating losses in future periods. We will continue to use our significant available liquidity from our cash, cash equivalents, and marketable securities to fund and invest in research and development efforts towards expanding our capabilities and expertise, execute and build our internal pipeline, and the expansion of our corporate headquarters, clinical manufacturing facility and related infrastructure, including optimization of long-term office-lease arrangements. Moving into 2025, we are on track to complete our final large platform investments in our clinical manufacturing facility and our corporate headquarters. With the completion of these large platform investments, we expect a significant reduction in investing cash flows, shifting our capital allocation from building capabilities to using them as we execute our strategy of building on our pipeline of first-in-class and best-in-class medicines. Based on our current business plan, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, loan receivables, and government contributions, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of additional external funding over at least the next 36 months following the date of this report.
Sources of Liquidity
Since our inception, we have financed our operations primarily from revenue in the form of research fees, milestone payments, and royalty payments from partners, government grants, and debt and equity financings.
Government of Canada and Government of British Columbia Contributions
In 2020, we entered into a multi-year agreement with the Canadian government’s Strategic Innovation Fund, or SIF. Under this agreement, up to CAD $175.6 million ($125.6 million) was committed by the Government of Canada to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats. From inception to December 31, 2024, the Company has incurred CAD $175.6 million ($134.6 million) of expenditures, of which CAD $58.7 million ($46.1 million) relates to the maximum claim amount under phase 1 of the agreement and CAD $116.9 million ($88.5 million) in respect of phase 2 of the funding commitment.
In May of 2023, we entered into multi-year contribution agreements of CAD $300.0 million ($222.3 million), of which CAD $225.0 million ($166.7 million) is with the Government of Canada and CAD $75.0 million ($55.6 million) is with the Government of British Columbia. These investments are intended to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. From inception to December 31, 2024, the Company has incurred CAD $67.3 million ($49.4 million) and CAD $37.5 million ($27.8 million) in expenditures with respect of the funding from the Government of Canada and the Government of British Columbia, respectively.
Further information with respect to these contributions are outlined in Note 12 to the consolidated financial statements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	December 31,
	2023	2024
Net cash provided by (used in):
Operating activities	$(43,877)	$(108,556)
Investing activities	(221,108)	121,409
Financing activities	10,356	12,769
Effect of exchange rate fluctuations on cash and cash equivalents	589	(2,617)
Net increase (decrease) in cash and cash equivalents	$(254,040)	$23,005
Operating Activities
Net cash used in operating activities increased from $43.9 million in the year ended December 31, 2023, to $108.6 million in the year ended December 31, 2024. The increase in cash flows used in operations was attributable to research and development activity, program execution, and investment in partnered and internal programs in addition to working capital movements including higher levels of accounts and grants receivable in the year ended December 31, 2024.
Investing Activities
Net cash associated with investing activities changed from $221.1 million used in investing activities in the year ended December 31, 2023, to $121.4 million provided by investing activities in the year ended December 31, 2024. The increase in cash provided by investing activities in 2024 was primarily attributable to absence of a specific one-time investment that occurred in the first quarter of 2023, receipt of grant funding, and proceeds from marketable securities in the year ended December 31, 2024.

Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities was $10.4 million and included $11.6 million in proceeds from other long-term liabilities and the exercise of options for common shares, partially offset by a contingent consideration payment. Net cash provided by financing activities was $12.8 million for the year ended December 31, 2024 primarily due to proceeds from other long-term liabilities and the exercise of stock options.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2024, other than leases which are recognized as operating lease liabilities in our consolidated balance sheets:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 years
Commitments(1)	180,836	36,210	11,982	11,982	120,662
Contingent consideration payable(2)	8,087	8,087	—	—	—
Total(3)	$188,923	$44,297	$11,982	$11,982	$120,662
(1)Includes commitments, primarily related to the construction of our new facilities, in addition to our leased facility where the lease commencement date is subsequent to December 31, 2024.
(2)As of December 31, 2024, the contingent consideration payable had an estimated fair value of approximately $8.1 million, which has been included as a liability on our consolidated balance sheets.
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
Purchase and Other Obligations
In the normal course of business, we enter into contracts with third parties for research and development supplies and other services. These contracts generally do not contain minimum purchase commitments and are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2024.
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
When applying the revenue recognition criteria of ASC 606 to research fees and milestone payments, management may apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, including whether options for additional goods or services represent a material right; allocating the transaction price to performance obligations within a contract; estimating timing of completion of performance obligations; and assessing the recognition and possible future reversal of variable consideration.
Research Fees
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
Licensing Revenue
For the licenses of our intellectual property the Company recognizes revenue from non-refundable, upfront fees when the license is transferred to the customer and the customer is able to use and benefit from the license.
Milestone Payments
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
Royalty Revenue
Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur. The sales are based on sales data reported by our partners. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
Goodwill and Intangible Assets
As part of our previous acquisitions in 2020 and 2021, Goodwill, License, Technology and In-Process Research and Development Intangible (“IPR&D”) intangible assets were recognized. IPR&D is classified as indefinite-lived, is not amortized, and is evaluated for impairment on an annual basis on October 1 or more frequently if an indicator of impairment is present. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. To test our IPR&D for impairment we first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of our indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. In 2024, a full impairment charge of the carrying value associated with our IPR&D assets was recognized due to our ongoing internal program prioritization, as further described in the notes to the consolidated financial statements.

Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. We have one operating segment and reporting unit, therefore our review of goodwill impairment is performed at the entity-wide level. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare this fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value. As of October 1, 2024, the Company updated its quantitative assessment for its annual impairment test of goodwill and concluded that the fair value of the reporting unit was more than its carrying value. The quantitative test for impairment requires us to make judgments relating to future cash flows, probability of success of our research and development activities, growth rates and economic and market conditions. The Company further assessed the fair value of the reporting unit to the market capitalization of the Company to assess the reasonableness of the valuation approach. The Company also concluded that there were no impairment indicators related to goodwill during the remainder of 2024.
The nature of the biotechnology business is high-risk and requires that we invest significantly in research and development. As part of our ongoing planned research and development activities, significant adverse changes to our plans due to internal and external factors out of our control (including general and industry economic conditions, further prolonged decline in the market value of our common shares, and the success of our internal and partner-initiated programs) would increase the likelihood that we would record an impairment charge to our goodwill and/or intangible assets, which could materially and adversely affect our operations and the market value of our common shares.
Contingent Consideration
In connection with our previous acquisitions, we may be required to make future payments related to potential earn-out payments and future successful milestone payouts. Contingent consideration is recorded at fair value on the acquisition date and adjusted on a recurring basis for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated payments and changes in assumed discount periods and rates and are included in other income on the consolidated statements of income (loss). Contingent consideration payable is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded in the statements of income (loss) and comprehensive income (loss).
In estimating the fair value of the contingent consideration, we applied an income approach based on the present value of the relevant future estimated after-tax cash flows. The key assumptions include the amount and timing of revenues, success probability, and discount rates.
See Note 15 to our consolidated financial statements for further information related to the contingent considerations.
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
With no public market for our common shares prior to our IPO and limited historical data since, we determine the volatility for awards granted with reference to an analysis of publicly reported data for a group of biotechnology and preclinical companies that issued options with substantially similar terms. We expect to continue to do so until we have adequate historical data regarding the volatility of the trading price of our common shares on the Nasdaq Stock Market. The risk-free interest rate is determined by reference to government treasury yield curves in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options. We have not paid, and do not anticipate paying, dividends on our common shares; therefore, the expected dividend yield is assumed to be zero.

See Note 10 to our consolidated financial statements for additional information regarding stock-based compensation expense and the assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2022, 2023, and 2024.
Recent Accounting Pronouncements
See Note 3 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $156.3 million, restricted cash of $27.3 million, and marketable securities of $469.3 million, a majority of which was maintained in high credit quality and liquid held-for-trading marketable securities, term deposits, and bank accounts. Our interest rate risk is affected by changes in the general level of interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our cash and cash equivalent holdings and marketable securities and the low risk profile of the marketable securities, a 10% change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. We also have the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor, raw materials and supplies, and costs associated with the construction and purchases of equipment for our research and development facilities. We include assumptions of anticipated cost growth in the development of our cost of estimates, but if inflationary conditions, including the impact of potential trade tariffs in Canada and the US, continue over the long-term, our cost assumptions may not be sufficient to cover all cost escalation or may impact the availability of resources to execute on our operating goals on budget. If inflationary conditions continue to persist, our inability or failure to manage our costs could harm our business, financial condition, results of operations and cash flows. To the extent possible, we mitigate some inflation risk by negotiating longer-term agreements with our suppliers and contractors and utilize multiple sourcing options to diversify our supplier base, when possible.
Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table contains the name and age of our Directors and executive officers as of December 31, 2024.

Name	Age	Position Held
Michael Hayden, MBCHB (M.D.), Ph.D.	73	Director
John S. Montalbano, CFA	59	Director
Andrew Lo, Ph. D.	64	Director
Carl L.G. Hansen, Ph.D.	50	Chief Executive Officer and Director
Véronique Lecault, Ph.D.	40	Chief Operating Officer and Director
Andrew Booth	51	Chief Financial Officer
Tryn Stimart	55	Chief Legal Officer, Chief Compliance Officer, Corporate Secretary & Privacy Officer
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
John S. Montalbano, CFA. Mr. Montalbano has served as a member of our Board of Directors since November 2020 and is the Chair of our Audit Committee, a member of our Compensation Committee, and a member of our Nominating and Corporate Governance Committee. Mr. Montalbano has served as a member of the Board of Directors of Aritzia Inc., a public fashion company, since July 2019, and he has served as a member of the Board of Directors and Audit Committee Chair for the Canada Pension Plan Investment Board, since February 2017. Prior to his retirement, Mr. Montalbano served as the Chief Executive Officer of RBC Global Asset Management from 2008 to 2015, and as the President of Phillips, Hager & North Investment Management Ltd., a private wealth management firm, from 2005 to 2008. Mr. Montalbano also served as Vice Chair of RBC Wealth Management from April 2015 to December 2016. Mr. Montalbano holds a B.Comm. in Finance from the University of British Columbia. We believe Mr. Montalbano is qualified to serve on our Board of Directors due to his leadership, experience as an entrepreneur, and financial expertise.
Andrew Lo, Ph.D. Dr. Lo is the Charles E. and Susan T. Harris Professor at the MIT Sloan School of Management, director of the MIT Laboratory for Financial Engineering, a principal investigator at the MIT Computer Science and Artificial Intelligence Laboratory, and an affiliated faculty member of the MIT Department of Electrical Engineering and Computer Science, and he has been an MIT faculty member since 1988. He is also an external faculty member of the Santa Fe Institute and a research associate of the National Bureau of Economic Research. Dr. Lo currently serves on the Board of Directors of BridgeBio Pharma, a clinical-stage biopharmaceutical company, and Atomwise, an AI-powered drug discovery company. Dr. Lo holds a B.A. in Economics from Yale University and a Ph.D. in Economics from

Harvard University. Dr. Lo’s qualifications to serve on our Board of Directors include his extensive experience as a professor specializing in healthcare finance and a leader at two premier educational institutions.
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
Véronique Lecault, Ph.D. Dr. Lecault is a co-founder and has served in various positions with us since November 2012. Dr Lecault has been our Chief Operating Officer since January 2019 and a member of our Board of Directors since August 2018. Dr. Lecault has also served as Vice President of our wholly owned biotechnology subsidiary, Lineage Biosciences Inc., since January 2018 and Director of our wholly owned biotechnology subsidiary, Trianni Inc., since November 2020. Dr. Lecault has also served as a director of our wholly owned Australian biotechnology subsidiary, AbCellera Australia Pty. Ltd., since September 2019. Dr. Lecault received her Ph.D. in Chemical and Biological Engineering from the University of British Columbia where she co-invented the high-throughput microfluidic platform that is now part of our core technology. Dr. Lecault holds a B.A.Sc. in Chemical Engineering/Honours B.Sc. Biochemistry (Biotechnology) dual degree from the University of Ottawa. We believe Dr. Lecault is qualified to serve on our Board of Directors because of the perspective and experience she brings as an officer and as one of our co-founders.
Andrew Booth. Mr. Booth has served as our Chief Financial Officer since August 2019, and he previously served as a member of our Board of Directors from June 2016 to August 2019. From February 2017 to July 2019, Mr. Booth also served as the Chief Commercial Officer of STEMCELL Technologies Inc., a Vancouver-based private biotechnology company, and as the Chief Financial Officer of STEMCELL Technologies from March 2013 to January 2017, and as the VP, Instrumentation from January 2010 to February 2013. Prior to STEMCELL, Mr. Booth was at GE Healthcare based in London, UK leading M&A activities for EMEA and GE Lifesciences. Mr. Booth was at GE from 2004 to 2009. Mr. Booth has also previously served as a member of the Board of Directors of various private companies in the life sciences sector. Mr. Booth holds an MBA from INSEAD, and a B.A.Sc. in Engineering Physics from the University of British Columbia.
Tryn Stimart. Mr. Stimart has served as our Chief Legal Officer and Corporate Secretary since August 2019, our Chief Compliance Officer since December 2020, and our Privacy Officer since 2023. Prior to joining AbCellera, Mr. Stimart was a partner at Gibbons P.C., a law firm, from October 2016 to August 2019. From May 2013 to September 2016, Mr. Stimart was a partner at Womble Bond, LLP, a law firm. Mr. Stimart holds a J.D. from the American University Washington College of Law, an M.Sc. in Chemistry from Old Dominion University, and B.Scs. degrees in Biochemistry and Genetics & Cell Biology from the University of Minnesota (twin cities).
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
The remaining information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Vancouver, BC, Canada, PCAOB Auditor ID 85.
The information required by this item will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

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

10.11#
Seventh Amended and Restated Stock Option Plan, and form of award agreement thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, as amended (File No. 001-39781) filed on August 6, 2024).

10.12#
2020 Share Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q, as amended (File No. 001-39781) filed on August 6, 2024).

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

10.17†
Contribution Agreement between the Registrant and his Majesty the King in right of the Province of British Columbia, as represented by the Ministry of Jobs, Economic Development and Innovation, dated May 23, 2023 (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K (File No. 001-39781) filed on February 20, 2024).

10.18†
Strategic Innovation Fund Agreement between the Registrant and his Majesty the King in right of Canada as represented by the Minister of Industry, dated May 23, 2023 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K (File No. 001-39781) filed on February 20, 2024).

10.19†
Lease between Dayhu Investments (4th and Columbia) Ltd. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 10-Q (File No. 001-39781) filed on November 2, 2023).

19.1*	Insider Trading Compliance Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	AbCellera Biologics Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant's Annual Report on Form 10-K (File No. 001-39781) filed on February 20, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ABCELLERA BIOLOGICS INC.

Date: February 27, 2025	By:	/s/ Carl L. G. Hansen
Carl L.G. Hansen, Ph.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl L. G. Hansen	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Carl L. G. Hansen, Ph.D.

/s/ Andrew Booth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Andrew Booth

/s/ Véronique Lecault	Chief Technology Officer and Director	February 27, 2025
Véronique Lecault, Ph.D.

/s/ Andrew Lo	Director	February 27, 2025
Andrew Lo, Ph.D.

/s/ Michael Hayden	Director	February 27, 2025
Michael Hayden, Ph.D.

/s/ John S. Montalbano	Director	February 27, 2025
John S. Montalbano

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AbCellera Biologics Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AbCellera Biologics Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of revenue recognition for certain research and development services
As discussed in Note 3 to the consolidated financial statements, the Company recognizes revenue using output methods to measure the progress toward satisfaction of performance obligations that are satisfied over time. Where there is not a directly observable output to measure progress, an input which serves as a reasonable proxy for measuring progress is used. For the year ended December 31, 2024, the Company recognized research fees of $26,284 thousand, of which a portion relates to partially satisfied performance obligations where an input was used to measure progress.
We identified the evaluation of revenue recognition for certain research and development services as a critical audit matter. The Company’s estimate of the amount of revenues to recognize for partially satisfied performance obligations, where an input was used to measure progress, involved significant estimation. Subjective auditor judgment was required to evaluate the Company’s estimate of the percentage of completion of such performance obligations, where they had been only partially satisfied by December 31, 2024.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s estimate of the percentage of completion of partially satisfied performance obligations. For a selection of partially satisfied performance obligations, we (1) read the associated contracts with customers to gain an understanding of the nature of the work to be performed and to evaluate the Company’s method for measuring progress, (2) tested the Company’s estimate of the percentage of completion by comparing the Company’s prior period estimates to current period actual results to assess the Company’s ability to estimate accurately, and (3) inspected underlying documentation and compared them to the Company’s inputs and assumptions related to progress of work performed to date and the estimate of the remaining work required to satisfy the performance obligation.

/s/ KPMG LLP
We have served as the Company's auditor since 2017.
Vancouver, Canada
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
AbCellera Biologics Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited AbCellera Biologics Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an “unqualified opinion on those consolidated financial statements”.
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

/s/ KPMG LLP
Vancouver, Canada
February 27, 2025

AbCellera Biologics Inc.
Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)

	December 31, 2023	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$133,320	$156,325
Marketable securities	627,265	469,289
Total cash, cash equivalents, and marketable securities	760,585	625,614
Accounts and accrued receivable	30,590	33,616
Restricted cash	25,000	25,000
Other current assets	55,810	67,140
Total current assets	871,985	751,370
Long-term assets:
Property and equipment, net	287,696	340,429
Intangible assets, net	120,425	42,113
Goodwill	47,806	47,806
Investments in equity accounted investees	65,938	82,297
Other long-term assets	94,244	96,538
Total long-term assets	616,109	609,183
Total assets	$1,488,094	$1,360,553
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$49,580	$55,004
Contingent consideration payable	50,475	8,087
Deferred revenue	18,958	13,521
Total current liabilities	119,013	76,612
Long-term liabilities:
Operating lease liability	71,222	60,743
Deferred revenue	8,195	5,700
Deferred government contributions	95,915	149,893
Contingent consideration payable	4,913	—
Deferred tax liability	30,612	10,052
Other long-term liabilities	5,906	1,469
Total long-term liabilities	216,763	227,857
Total liabilities	335,776	304,469
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2023 and December 31, 2024: 290,824,970 and 295,757,002 shares issued and outstanding at December 31, 2023 and December 31, 2024, respectively	753,199	777,171
Additional paid-in capital	121,052	166,361
Accumulated other comprehensive loss	(1,720)	(4,378)
Accumulated earnings	279,787	116,930
Total shareholders' equity	1,152,318	1,056,084
Total liabilities and shareholders' equity	$1,488,094	$1,360,553
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)

	Year ended December 31,
	2022	2023	2024
Revenue:
Research fees	$40,802	$35,556	$26,284
Licensing revenue	696	969	1,049
Milestone payments	900	1,500	1,500
Royalty revenue	443,026	—	—
Total revenue	485,424	38,025	28,833
Operating expenses:
Royalty fees	66,436	—	—
Research and development(1)	107,879	175,658	167,259
Sales and marketing(1)	11,270	14,180	12,779
General and administrative(1)	55,485	60,999	72,711
Depreciation, amortization, and impairment	27,843	24,395	90,850
Total operating expenses	268,913	275,232	343,599
Income (loss) from operations	216,511	(237,207)	(314,766)
Other (income) expense
Interest income	(16,079)	(42,247)	(38,473)
Grants and incentives	(10,554)	(14,155)	(13,620)
Other (Note 15)	4,045	(6,776)	(62,278)
Total other income	(22,588)	(63,178)	(114,371)
Net earnings (loss) before income tax	239,099	(174,029)	(200,395)
Income tax (recovery) expense	80,580	(27,631)	(37,538)
Net earnings (loss)	$158,519	$(146,398)	$(162,857)
Foreign currency translation adjustment	(1,671)	(329)	(2,658)
Comprehensive income (loss)	$156,848	$(146,727)	$(165,515)

Net earnings (loss) per share
Basic	$0.56	$(0.51)	$(0.55)
Diluted	$0.50	$(0.51)	$(0.55)
Weighted-average common shares outstanding
Basic	285,056,606	289,166,486	294,327,532
Diluted	314,827,255	289,166,486	294,327,532
The accompanying notes are an integral part of these consolidated financial statements.
1Exclusive of depreciation, amortization, and impairment

AbCellera Biologics Inc.
Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2021	283,257,104	$722,430	$35,357	$267,666	$280	$1,025,733
Shares issued and restricted stock units ("RSUs") vested under stock option plan	3,594,491	11,935	(10,720)	–	–	1,215
Stock-based compensation expense	–	–	49,481	–	–	49,481
Foreign currency translation adjustment	–	–	–	–	(1,671)	(1,671)
Net earnings	–	–	–	158,519	–	158,519
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units ("RSUs") vested under stock option plan	3,973,375	18,834	(17,250)	–	–	1,584
Stock-based compensation expense	–	–	64,184	–	–	64,184
Foreign currency translation adjustment	–	–	–	–	(329)	(329)
Net loss	–	–	–	(146,398)	–	(146,398)
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units ("RSUs") vested under stock option plan	4,932,032	23,972	(22,272)	–	–	1,700
Stock-based compensation expense	–	–	67,581	–	–	67,581
Foreign currency translation adjustment	–	–	–	–	(2,658)	(2,658)
Net loss	–	–	–	(162,857)	–	(162,857)
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)

	December 31, 2022	December 31, 2023	December 31, 2024
Cash flows from operating activities:
Net earnings (loss)	$158,519	$(146,398)	$(162,857)
Cash flows from operating activities:
Depreciation of property and equipment	8,953	12,758	12,537
Amortization and impairment of intangible assets	18,890	11,637	78,312
Amortization of operating lease right-of-use assets	5,259	6,499	6,149
Stock-based compensation	49,481	64,183	67,581
Fair value (gain) loss on contingent consideration and investments	3,091	(8,018)	(64,727)
Other	3,342	2,237	(19,708)
Changes in operating assets and liabilities:
Research fee and grant receivable	(22,715)	(45,933)	(75,119)
Accrued royalties receivable	129,171	9,273	—
Income taxes (payable) receivable	(88,609)	30,464	6,651
Accounts payable and accrued liabilities	(2,094)	(15,104)	10,635
Deferred revenue	6,183	(13,976)	(7,931)
Deferred grant income	9,264	39,521	33,967
Other assets	(1,375)	8,980	5,954
Net cash provided by (used in) operating activities	277,360	(43,877)	(108,556)
Cash flows from investing activities:
Purchases of property and equipment	(70,660)	(76,947)	(78,396)
Purchase of intangible assets	(2,000)	(560)	—
Purchase of marketable securities	(763,982)	(1,021,510)	(765,086)
Proceeds from marketable securities	510,631	910,937	937,882
Receipt of grant funding	16,434	25,311	35,708
Investment in and loans to equity accounted investees	(25,679)	(13,690)	(19,626)
Long-term investments and other assets	(17,369)	(44,649)	10,927
Net cash provided by (used in) investing activities	(352,625)	(221,108)	121,409
Cash flows from financing activities:
Payment of liability for in-licensing agreement and other	(4,383)	(1,234)	(729)
Proceeds from long-term liabilities and exercise of stock options	2,755	11,590	13,498
Net cash provided by (used in) financing activities	(1,628)	10,356	12,769
Effect of exchange rate changes on cash and cash equivalents	(9,599)	589	(2,617)
Increase (decrease) in cash and cash equivalents	(86,492)	(254,040)	23,005
Cash and cash equivalents and restricted cash, beginning of period	501,142	414,650	160,610
Cash and cash equivalents and restricted cash, end of period	$414,650	$160,610	$183,615
Restricted cash included in other assets	3,115	2,290	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$411,535	$158,320	$181,325
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	5,868	13,625	12,767
Right-of-use assets obtained in exchange for operating lease obligation	50,694	1,199	1,898
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars except share and per share data)
1. Nature of operations
AbCellera Biologics Inc.’s (the “Company”) mission is to bring better antibody drugs to patients faster, solve long-standing problems, and transform how antibody drugs are discovered and developed. The Company aims to bring antibody therapeutics from target to clinic by combining expertise, technologies, and infrastructure to build our capabilities for antibody drug discovery and development. The Company uses its capabilities to develop its own pipeline of future antibody drugs and work with partners to build a large and diversified portfolio of royalty (and equivalent) stakes in future antibody drugs. The Company partners with companies of all sizes - from innovative biotechnology companies to leading pharmaceutical companies - propelling programs to the clinic, together.
2. Basis of presentation
These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated.
All amounts expressed in these consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars.
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
Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, the impairment assessment of intangible assets and goodwill, and the fair value of contingent consideration payable, and the estimates associated with stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.
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
The transaction price generally includes fixed fees due at contract inception as well as fixed fees payable at the beginning and end of different phases of the discovery research support services performed. Where a fixed fee due at contract inception is an option to obtain additional goods or services and is considered to be a material right, we allocate the transaction price to the optional goods or services we expect to provide to the corresponding consideration we expect to receive. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration to include in the transaction price, as most appropriate in the circumstances. With respect to development and commercial milestone payments, at the inception of the arrangement, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. In determining the transaction price the Company constrains the transaction price for variable consideration to limit its inclusion so that it only includes the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
The Company applied ASC 606 to all collaborative arrangements to date.

Segmented and enterprise-wide information
The Company’s focus is on the discovery and development of antibody drugs, and manages its business as one reportable and operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance. The accounting policies of the segment are the same as those described in Note 3.
The CODM uses consolidated net earnings (loss), as reported on the consolidated statements of income (loss) and comprehensive income (loss), to evaluate the earnings (loss) generated from segment assets in deciding the resources to be allocated towards the Company’s overall portfolio of internal and partner-initiated programs. Consolidated net earnings (loss) are also used to monitor budget versus actual results in assessing performance of the Company and in establishing, in part, management compensation. The measure of segment assets is reported on the consolidated balance sheets as total assets.
In 2022, $484.2 million and $1.2 million of revenues originated from services performed in Canada and the U.S., respectively, and in 2023, $36.0 million and $2.0 million of revenues originated from services in Canada and the U.S., respectively. In 2024, $26.2 million and $2.7 million of revenues originated from services in Canada and the U.S., respectively.
Of the Company’s long-term assets at December 31, 2023, $429.7 million were located in Canada, $161.7 million in the U.S., and $24.7 million in other foreign countries. Of the Company’s long-term assets at December 31, 2024, $505.1 million were located in Canada, $85.7 million in the U.S., and $18.4 million in other foreign countries. In 2024, the Company's additions to property and equipment, contributions to joint ventures, and research and development expenses incurred in Canada were $69.1 million, $19.6 million, and $137.3 million, respectively, and $1.0 million, nil, and $30.0 million in other foreign countries.
Government contributions
The Company receives government contributions that are comprised of non-repayable, conditionally repayable, and repayable portions which are dependent upon the Company’s co-investment expenditures over the term of the agreements, and are accounted for when it is probable that the grant will be received, and all associated conditions will be complied with.
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
The functional currency of the Dayhu JV and Beedie JV, our equity method investments, is Canadian dollars and are translated into U.S. dollars using the period-end exchange rate for assets and liabilities and the average exchange rates during the period for revenues, expenses, gains and losses. Foreign exchange gains or losses arising from the translation of these joint ventures’ assets and liabilities are included in foreign currency translation adjustment in the consolidated statements of income (loss) and comprehensive income (loss)
Cash and cash equivalents and restricted cash
Cash and cash equivalents are defined as cash on hand and deposits held with banks with maturity dates of less than three months. Cash and cash equivalents that are restricted as to withdrawal or usage, in accordance with specific commercial arrangements, are presented as restricted cash on the consolidated balance sheets. As of December 31, 2023, we had $127.5 million cash, $5.8 million cash equivalents and $27.3 million restricted cash. Of the total restricted cash at December 31, 2023, $25.0 million is presented as a current asset, $1.6 million is included within other current assets, and $0.7 million is included within other long-term assets on the consolidated balance sheets. As of December 31, 2024, we had $127.1 million cash, $29.2 million cash equivalents, and $27.3 million restricted cash. Of the total restricted cash at December 31, 2024, $25.0 million is presented as a current asset, $2.1 million is included within other current assets, and $0.2 million is included within other long-term assets on the consolidated balance sheets.
Marketable securities
The Company’s marketable securities consist of U.S. government agency securities, certificates of deposit, commercial paper, corporate bonds, and asset-backed securities. The Company has classified and accounted for these marketable securities as held-for-trading and they are reported at fair value with $1.7 million of unrealized fair value losses for the year ended December 31, 2022, and $2.1 million and $0.8 million of unrealized fair value gains for the years ended December 31, 2023, and 2024, respectively, recorded as a component of other on the consolidated statements of income (loss) and comprehensive income (loss).
Non-marketable securities
Non-marketable securities not accounted for under the equity method are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Non-marketable securities of $32.3 million at December 31, 2023 and December 31, 2024 are included as part of other long-term assets on the consolidated balance sheets. Adjustments are determined primarily based on a market approach as of the transaction date. For the years ended December 31, 2022, 2023, and 2024, nil, $1.8 million, and $16.6 million fair value gains were recognized within other on the consolidated statements of income (loss) and comprehensive income (loss), respectively. The fair value gain recognized in 2024 was due to the disposal of a non-marketable security.
Accounts receivable
The Company has trade receivables which are recorded at the invoiced amount. The Company evaluates the collectability of accounts receivable on a regular basis based on an economic assessment of market conditions and review of customer financial history. The expected credit loss provision recorded as of December 31, 2022, 2023, and 2024 was nil.
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
Excluding land and assets not yet placed into service, property and equipment are amortized using the straight-line method over the estimated useful lives of the property and equipment as follows:

Asset	Rate
Equipment	3-10 years
Leasehold improvements	Shorter of lease term or estimated useful life
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

Intangible assets
Costs incurred to acquire patents and to prosecute and maintain intellectual property rights are expensed as incurred to general and administrative expense due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Patents, and intellectual property acquired from third parties are capitalized and amortized over the remaining life of the patent, if related to approved products or if there are alternative future uses for the underlying technology. No patent or intellectual property costs have been capitalized to date. Acquired in process research and development (IPR&D) represents the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.
Definite lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets as follows:

Asset	Useful Life
License	3-10 years
Technology	3-20 years
The Company reviews the useful life for the intangible assets on an annual basis considering the current facts and circumstances available and may change due to legal, regulatory or contractual provisions that may limit the useful life, the effects of obsolescence, competition and other relevant economic factors. This review resulted in a re-assessment of the useful life for certain technology assets. The impact of the change in useful life in 2024 resulted in an increase of amortization by $9.4 million, and for 2025 to 2029, the impact to amortization expense will result in a reduction of $0.6 million per year.
Impairment of long-lived assets and goodwill
The Company assesses the recoverability of its long-lived assets, including property and equipment and intangible assets subject to amortization, for indicators of impairment on each reporting date. If events or changes in circumstances indicate impairment, the Company measures recoverability by a comparison of the asset group's carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. When quoted market prices are not available, the Company uses the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset group as an estimate of fair value. No indicators of impairment of long-lived assets were identified at the respective balance sheet dates.
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
Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. We have one operating segment and reporting unit, therefore our review of goodwill impairment is performed at the entity-wide level. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare this fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value. As of October 1, 2024, the Company updated its quantitative assessment for its annual impairment test of goodwill and concluded that the fair value of the reporting unit was more than its carrying value. The Company further concluded there were no impairment indicators related to goodwill as at December 31, 2023 and 2024. As at December 31, 2023, and December 31, 2024, the goodwill balance was $47.8 million. There were no additions to goodwill in 2023 or 2024 and accumulated impairment as at December 31, 2023 and December 31, 2024 was nil.

Leases
The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. Lease payments are remeasured when a contingency upon which some or all of the variable lease payments to be paid over the remainder of the lease is resolved. Lease payments on short-term operating leases with lease terms twelve months or less are recognized on a straight-line basis over the lease term. The Company has elected to not separate non-lease elements embedded in its lease agreements. For the years ended December 31, 2023, and December 31, 2024, all of our leases are classified as operating leases.
Research and development costs
Research and development costs are expensed in the period incurred. These costs are related to spending for internal program development and partner projects and include required materials, salaries and benefits including stock-based compensation, and third-party research and development service contracts. These costs exclude depreciation and amortization.
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
Income tax credit (“ITC”) policy
The Company earns income tax credits in jurisdictions in which it incurs eligible research and development expenditures. The Company uses the flow-through method to account for ITCs. Under this method, the ITCs subject to income tax accounting are recognized as a reduction to income tax expense in the year they are earned.
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
Equity classified awards are measured using their grant date fair value. For equity classified awards, a corresponding increase in additional paid-in capital is recorded when stock-based compensation is recognized. When stock options are exercised, share capital is credited by the sum of the consideration received and the related portion of the stock-

based compensation previously recorded in additional paid-in capital. The effects of forfeitures of options and share awards are accounted for as they occur.
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
Net earnings (loss) per share
Basic net earnings (loss) per share is computed by dividing the net earnings (loss) in the period by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing the net earnings in the period by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. Potential dilutive common shares are excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect. For purpose of this calculation, outstanding stock options and restricted share units (RSUs) are considered potential dilutive common shares.
Changes in significant accounting policies
Recent accounting pronouncements adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is applicable to all public entities, including public entities that have a single reportable segment and requires disclosure of the title and position of the individual identified as the Chief Operating Decision Maker (“CODM”) and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard has been applied and does not have a material effect on the Company's financial statements.
Recent accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disclosures about Expenses. This ASU enhances the transparency of expense information presented in a company's financial statements by requiring disaggregation of certain expense categories and providing additional disclosures about the nature of these expenses. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years.
The Company is currently evaluating the impact of ASU 2024-03 on its financial statements. While the Company expects the adoption of this ASU could result in increased disclosures related to its expenses, it does not anticipate the amendments will have a material impact on its consolidated financial statements.

4. Net earnings (loss) per share
Basic and diluted net earnings (loss) per share was calculated as follows:

	Year Ended December 31,
	2022	2023	2024
Basic earnings (loss) per share
Net earnings (loss)	$158,519	$(146,398)	$(162,857)
Weighted-average common shares outstanding - basic	285,056,606	289,166,486	294,327,532
Net earnings (loss) per share - basic	$0.56	$(0.51)	$(0.55)

Diluted earnings (loss) per share
Net earnings (loss)	$158,519	$(146,398)	$(162,857)
Weighted-average common shares outstanding - basic	285,056,606	289,166,486	294,327,532
Stock options and RSUs	29,770,649	–	–
Weighted-average common shares outstanding - diluted	314,827,255	289,166,486	294,327,532
Net earnings (loss) per share - diluted	$0.50	$(0.51)	$(0.55)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and December 31, 2024 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the years ended December 31, 2023 and December 31, 2024 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 11,824,006, 50,087,088, and 58,251,724 potential common shares for the years ended December 31, 2022, 2023, and 2024, respectively, from the computation of diluted net earnings (loss) per share because including them would have had an anti-dilutive effect.
5. Other current assets

	December 31,
	2023	2024
Taxes receivable	$33,792	$26,534
Prepaid expenses and other	22,018	8,626
Loans receivable from JV partner (Note 8)	–	31,980
Total other current assets	$55,810	$67,140
6. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31,
	2023	2024
Land	$53,405	$53,405
Building	43,947	52,913
Equipment	73,867	84,288
Leasehold improvements	73,944	122,892
Operating lease right-of-use assets	73,141	66,649
Property and equipment	318,304	380,147
Less accumulated depreciation	(30,608)	(39,718)
Property and equipment, net	$287,696	$340,429
As of December 31, 2023 and December 31, 2024, property and equipment includes leasehold improvements and construction in progress in the amount of $91.0 million and $103.2 million, respectively, and construction deposits of $13.7 million and $14.4 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the years ended December 31, 2022, 2023 and 2024 was $9.0 million, $12.8 million and $12.5 million, respectively.
7. Intangible assets
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2023			December 31, 2024
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$26,861	$11,572	$38,433	$29,111	$9,322
Technology	52,700	7,857	44,843	52,700	19,909	32,791
IPR&D	64,010	—	64,010	—	—	—
	$155,143	$34,718	$120,425	$91,133	$49,020	$42,113
Amortization expense related to intangible assets for the years ended December 31, 2022, 2023 and 2024 was $10.5 million, $11.6 million and $14.3 million, respectively.
For the year ended December 31, 2024, the Company recorded a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics. Details of a corresponding impact reducing the contingent consideration associated with the TetraGenetics acquisition are disclosed in Note 15.
For the years ended December 31, 2022 and 2024, the Company recorded full impairment charges of the carrying value of $8.4 million (or $6.3 million, net of deferred income tax) and $32.0 million (or $23.3 million, net of deferred income tax), respectively, associated with the IPR&D acquired through the 2020 acquisition of Trianni.
The impairment charges were due to our ongoing internal program prioritization which also resulted in the discontinuance of the development of next-generation transgenic mice.
Depreciation and amortization expense and impairment charges are reflected within depreciation, amortization, and impairment expense on the consolidated statements of income (loss) and comprehensive income (loss).
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended December 31:

Amortization Expense
2025	$3,732
2026	3,732
2027	3,732
2028	3,732
2029	3,732
$18,660
8. Investments in equity accounted investees, and other assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of new office and laboratory headquarters. The Company has recorded $0.9 million, $1.8 million, and $1.7 million of proportionate income with respect to the Dayhu JV for the years ended December 31, 2022, 2023, and 2024, respectively.

Dayhu JV
During 2020, the Company entered into a joint venture with Dayhu ("Dayhu JV"). As of December 31, 2023 and December 31, 2024, the equity investment balance was $42.1 million and $41.0 million, respectively, of which substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2023 and December 31, 2024, the Company recorded a right-of-use asset of $49.1 million and $48.5 million, respectively, and an operating lease liability of $50.4 million and $46.3 million, respectively, associated with an office lease with the Dayhu JV. In the years ended December 31, 2022, 2023 and 2024, the Company incurred lease expense of $2.2 million, $5.3 million, and $5.3 million, respectively, to the Dayhu JV included within operating expenses.
In March 2021, the Company made a commitment of up to CAD $82.7 million ($57.5 million at December 31, 2024) to the Dayhu JV ("Dayhu JV Loan") to fund the construction of the new office and laboratory headquarters. In January 2023, the Company issued CAD $46.0 million ($32.0 million at December 31, 2024) to Dayhu (New Dayhu Loan), which was used to repay, in part, Dayhu’s 50% portion of the original loan. The New Dayhu Loan is at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement and has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the Dayhu JV. At December 31, 2023, the loan balance was $34.7 million and included in other long-term assets. At December 31, 2024, the loan balance was $32.0 million and is included in other current assets.
Beedie JV
In March 2021, the Company entered into a joint venture with Beedie ("Beedie JV"). At December 31, 2023 and December 31, 2024, the equity investment balance was $23.8 million and $41.3 million, respectively, of which substantially all the assets in the Beedie JV are comprised of property and equipment. The lease agreement between the Company and the Beedie JV, which has a commencement date subsequent to December 31, 2024, is included in Note 16.
In June 2022, the Company made a commitment to our partner Beedie for a land loan of up to CAD $7.5 million ($5.2 million at December 31, 2024) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to market yields as defined in the agreement, and repayable upon substantial completion of construction in early 2026, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the Beedie JV. The loan receivable balance, which relates to the land and construction loan, was $13.9 million and $29.6 million as at December 31, 2023 and December 31, 2024, respectively, and is included in other long-term assets.
9. Current accounts payable and other current liabilities

	December 31,
	2023	2024
Accounts payable and accrued liabilities	$28,603	$34,350
Current portion of operating lease liability	6,158	4,621
Payroll liabilities	7,707	8,375
Current portion of deferred government contribution	7,112	7,658
Total accounts payable and other current liabilities	$49,580	$55,004
10. Shareholders’ Equity
Common Shares
As of December 31, 2023 and 2024, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited voting common shares, each with no par value per share.
As of each balance sheet date, common shares consisted of the following:

	December 31, 2023		December 31, 2024
	Shares authorized	Shares issued and outstanding	Shares authorized	Shares issued and outstanding
Common shares	Unlimited	290,824,970	Unlimited	295,757,002

Each voting common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2024, no cash dividends had been declared or paid by the Company.
Stock-based compensation
Seventh Amended and Restated Stock Option Plan:
We maintain the AbCellera Biologics Inc. Seventh Amended and Restated Stock Option Plan, our Pre-IPO Plan, which was approved by our board of directors on November 18, 2020. The Pre-IPO Plan allows for the grant of options (and for U.S. participants, either incentive stock options and/or nonstatutory stock options) to employees, directors, and consultants, subject in each case to compliance with applicable tax laws.
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
2020 Share Option and Incentive Plan:
Our 2020 Plan was approved by our board of directors on November 18, 2020, and approved by our shareholders on December 1, 2020, and became effective on the date immediately prior to the date on which our initial S-1 registration statement was declared effective by the SEC on December 10, 2020. The 2020 Plan replaced our Pre-IPO Plan, as our board of directors will not make additional awards under the Pre-IPO Plan.
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
The maximum aggregate number of common shares that may be issued as incentive share options may not exceed the Initial Limit cumulatively increased on January 1, 2022, and on each January 1 thereafter by the lesser of (i) the Annual Increase for such year or (ii) 21,280,000 common shares. As of December 31, 2024, the number of shares available for issuance under the 2020 Plan was 33,899,329 which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
The following table summarizes the Company’s stock options granted under the Pre-IPO Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)
Outstanding as of December 31, 2023	30,647,575	$0.94	5.28
Granted	—	—
Exercised	(3,674,140)	0.52
Forfeited	(240,979)	1.19
Outstanding as of December 31, 2024	26,732,456	$0.99	4.30
Options exercisable as of December 31, 2024	26,568,482	$0.99	4.29

The following table summarizes the Company’s stock options granted under the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding as of December 31, 2023	13,992,304	$13.82	8.35
Granted	11,112,021	5.15
Exercised	—	—
Forfeited	(1,095,661)	11.17
Outstanding as of December 31, 2024	24,008,664	$9.93	8.11
Options exercisable as of December 31, 2024	8,664,451	$14.90	7.10
The intrinsic value of options exercised during 2022, 2023, and 2024 was $34.4 million, $18.5 million and $14.7 million, respectively. As of December 31, 2024, there was $61.1 million of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.3 years.
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
The following table summarizes the Company’s RSUs granted under the 2020 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	4,075,590	$11.61
Granted	4,269,125	5.16
Vested and settled	(1,257,892)	12.54
Forfeited	(456,990)	8.07
Outstanding as of December 31, 2024	6,629,833	$7.53
The intrinsic value of RSUs vested and settled during 2022, 2023, and 2024 was $2.5 million, $8.0 million, and $5.4 million, respectively. As of December 31, 2024, there was $35.4 million of unamortized RSU expense that will be recognized over a weighted average period of 2.3 years.
Stock-based compensation expense was classified in the consolidated statements of income (loss) and comprehensive income (loss) as follows:

	Year ended December 31,
	2022	2023	2024
Research and development expenses	$24,327	$31,781	$30,779
Sales and marketing expenses	3,134	5,129	5,781
General and administrative expenses	22,020	27,274	31,021
	$49,481	$64,184	$67,581

The fair value of each option award is determined on the date of grant using the Black-Scholes option pricing model. The weighted-average valuation assumptions for stock options granted in the period are as follows:

	Year ended December 31,
	2022	2023	2024
Average risk-free interest rate[1]	2.86%	3.73%	3.94%
Expected volatility[2]	70.0%	70.0%	70.0%
Average expected term (years)[3]	6.24	6.25	6.22
Expected dividend yield[4]	0.0%	0.0%	0.0%
Weighted average fair value of options granted[5]	$7.77	$5.78	$3.42
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
(4)No dividends are expected to be paid by the Company.
(5)Options are granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date.
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
Deferred revenue outstanding at each respective period is as follows:

	December 31,
	2023	2024
Deferred revenue	$27,153	$19,221
During the years ended December 31, 2022, 2023 and 2024, the Company recognized $11.5 million, $17.0 million and $20.6 million, respectively, of revenue that had been included in deferred revenue in the previous year.
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
The agreement resulted in upfront payments of $29.2 million, of which $14.3 million was included in deferred revenue at December 31, 2022. For the year ended December 31, 2023, the Company received an additional $2.3 million in payments, for total upfront payments received in respect of this agreement of $31.5 million. For the year ended December 31, 2024, the Company received $7.2 million in additional payments and recognized $12.3 million of revenue in the year ended December 31, 2024. The Company expects to recognize approximately $4.7 million in revenue in the next 12 months related to these payments under the agreement.
Of the remaining deferred revenue balance of $12.0 million, which is related to various other agreements, approximately $8.8 million is expected to be recognized in revenue in the next 12 months.
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
Government Contribution 1
From inception to December 31, 2024, the Company incurred CAD $175.6 million ($134.6 million) in expenditures, of which CAD $58.7 million ($46.1 million) relates to the maximum claim amount under phase 1 of the agreement. Such amounts are not repayable. The Company has incurred CAD $116.9 million ($88.5 million) in expenditures under phase 2 of the funding commitment, where repayment is conditional on achieving certain revenue thresholds during the seven years starting the year after the completion of the funded project. Repayment will be calculated as a percentage rate of the Company’s revenue, with payment made on an annual basis during the repayment period of fifteen years.
Government Contribution 2
In May of 2023, the Government of Canada committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable, and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. For the years ended December 31, 2023 and December 31, 2024, the Company incurred expenditures of CAD $29.0 million ($21.6 million) and CAD$38.3 million ($27.8 million), respectively, in regards to the funding commitment.
In May of 2023, the Government of British Columbia committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in

British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. For the years ended December 31, 2023 and December 31, 2024, the Company incurred expenditures of CAD $18.8 million ($14.1 million) and CAD $18.7 million ($13.8 million), respectively, in regards to the funding commitment.
Impact to Consolidated Financial Statements
At December 31, 2023 and 2024, the Company recognized the following on the consolidated balance sheets:

	December 31, 2023
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1 (Canada)	$13,677	$9,764	$57,790	$—	$67,554
Government Contribution 2 (Canada)	8,245	4,061	—	16,420	20,481
Government Contribution 2 (British Columbia)	14,129	—	14,006	—	14,006
Other Government Grants	—	986	—	—	986
Total	$36,051	$14,811	$71,796	$16,420	$103,027

Current	$26,945	$4,450	$2,662	$—	$7,112
Long-term	$9,106	$10,361	$69,134	$16,420	$95,915
1Government Contributions are amortized into other income over the weighted average life of approximately 8 years.
2 No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.

	December 31, 2024
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1 (Canada)	$12,262	$5,593	$80,114	$—	$85,707
Government Contribution 2 (Canada)	17,016	7,098	—	36,978	44,076
Government Contribution 2 (British Columbia)	21,413	—	26,781	—	26,781
Other Government Grants	—	987	—	—	987
Total	$50,691	$13,678	$106,895	$36,978	$157,551

Current	$21,709	$4,125	$3,533	$—	$7,658
Long-term	$28,982	$9,553	$103,362	$36,978	$149,893
1Government Contributions are amortized into other income over the weighted average life of approximately 8 years.
2 No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.

13. Income taxes
a. For financial reporting purposes, income (loss) before income taxes includes the following components:

	December 31,
	2022	2023	2024
Canadian	$279,771	$(146,322)	$(189,474)
Foreign	(40,672)	(27,707)	(10,921)
Total	$239,099	$(174,029)	$(200,395)

The expense (recovery) for income taxes consists of:

	December 31,
	2022	2023	2024
Current
Canadian	$81,392	$(29,591)	$(18,460)
Foreign	1,300	—	671
	82,692	(29,591)	(17,789)
Deferred and other
Canadian	2,322	4,526	749
Foreign	(4,434)	(2,566)	(20,498)
	(2,112)	1,960	(19,749)
Income tax expense (recovery)	$80,580	$(27,631)	$(37,538)

	December 31,
	2022	2023	2024
Current tax expense (recovery)	$82,692	$(29,591)	$(17,789)
Deferred tax expense (recovery)	(2,112)	1,960	(19,749)
Total tax expense (recovery)	$80,580	$(27,631)	$(37,538)
b. The consolidated effective income tax rate differs from the expected Canadian statutory tax rate of 27% (2022, 2023, 2024: 27%). Reconciliation between the expected tax rate on income from operations and the statutory tax rate was as follows:

	December 31,
	2022	2023	2024
Net earnings (loss) before income taxes	$239,099	$(174,029)	$(200,395)
Combined statutory tax rate	27%	27%	27%
Expected income tax expense (recovery) at statutory rates	64,557	(46,988)	(54,107)
Stock-based compensation	11,710	17,081	18,226
Change in valuation allowance	8,318	11,485	15,205
Tax rate differential	(1,911)	(1,042)	1,077
Prior year tax assessments and adjustments	3,529	(344)	774
Change due to SR&ED	(5,908)	(7,428)	(8,224)
Gain on contingent consideration	—	—	(12,771)
Capital treatment of items	—	—	2,205
Other	285	(395)	77
Income tax expense (recovery)	$80,580	$(27,631)	$(37,538)

c. Deferred income tax assets (“DTAs”) and liabilities (“DTLs”) result from the temporary differences between assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2023	2024
Deferred tax assets
Government contributions	$25,630	$33,308
Financing fee	3,092	1,352
Operating lease liability	17,211	15,648
Net operating losses carried forward	7,256	15,631
Research and development expenditures and related credits	24,303	33,566
Other	3,725	4,036
	81,217	103,541
Deferred tax liabilities
Property and equipment	$(17,303)	$(20,777)
Intangibles	(30,117)	(9,592)
Operating lease right-of-use assets	(16,569)	(15,862)
Other	(13,186)	(17,453)
	(77,175)	(63,684)
	4,042	39,857
Less: valuation allowance	(33,840)	(49,909)
Net deferred tax liability	(29,798)	(10,052)

Deferred tax asset	814	—
Deferred tax liability	(30,612)	(10,052)
Net deferred tax assets (liability)	$(29,798)	$(10,052)
d. As at December 31, 2024, the Company had $27.1 million of net-operating losses and $8.5 million of tax carryforward credits to apply against future taxes in Canada. At December 31, 2023, net-operating losses and credits generated were fully utilized to recover previous taxes paid.
e. The Company had operating losses carried forward related to U.S. operations of approximately $19.4 million, $19.4 million and $17.9 million as of December 31, 2022, 2023 and 2024, respectively. Certain tax attributes are subject to an annual limitation as a result of acquisitions.
Of the U.S net-operating losses totaling $17.9 million of which $9.5 million will expire between the years 2030 and 2037 if not utilized, $8.4 million may be carried forward indefinitely.
f. In Australia, the Company has tax carryforward credits of $6.1 million.
g. As of December 31, 2024, the Company has immaterial accumulated undistributed earnings generated by foreign subsidiaries. The Company has not provided a deferred liability for the income taxes associated with its foreign investments because it is the Company’s intention to indefinitely reinvest in its foreign investments.
h. The Company did not realize any previously unrecognized tax benefits with respect to uncertain tax positions during the years ended December 31, 2022, 2023, and 2024. There were no unrecognized tax benefits with respect to uncertain tax positions for the years ended December 31, 2022, 2023 and 2024.
The Company is subject to taxation primarily in Canada, the United States, and Australia. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, the limitation period for examination by a jurisdiction may be extended under various provisions. Generally, tax years ranging from 2020 to 2024 remain open to income tax examination. Other than routine audits done by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction.

14. Leases
The Company primarily leases office and laboratory facilities in Vancouver and Montreal, Canada, Sydney, Australia, and Boston, USA.
The Company's operating leases have a fixed term with a remaining life between one year and thirteen years, with renewal options included in the contracts ranging from five to ten years. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no significant restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations.
The balance sheet classification of the Company's lease liabilities was as follows:

	December 31, 2023	December 31, 2024
Operating lease liabilities:
Current portion, included in accounts payable and other liabilities	$6,158	$4,621
Long-term portion	71,222	60,743
Total operating lease liabilities	$77,380	$65,364

At December 31, 2024, the future minimum lease payments of the Company’s operating lease liabilities were as follows:

Amount
2025	$7,824
2026	7,875
2027	7,776
2028	7,817
2029	7,918
Thereafter	48,155
As of December 31, 2024, the weighted-average remaining lease term is 11.0 years and the weighted-average discount rate used to determine the operating lease liabilities was approximately 5.1%.
The Company incurred total operating lease expenses, including fixed lease payments, of $7.1 million, $9.5 million and $9.1 million, and variable lease payments of $1.8 million, $1.1 million and $0.7 million during the years ended December 31, 2022, 2023 and 2024, respectively, and are included within operating expenses.
15. Financial Instruments
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, accounts payable and other liabilities, and contingent consideration payable. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other liabilities, and loans receivable, approximate their fair values, and are primarily classified as Level 2.
Contingent Consideration
Contingent consideration relates to potential earn-out payments and future successful milestone payouts from previous business acquisitions. Contingent consideration is recorded at fair value on the acquisition date and adjusted on a recurring basis for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated payments and changes in assumed discount periods and rates and are included in other income on the consolidated statements of income (loss). The inputs are unobservable in the market and are therefore categorized as

Level 3 inputs. There were no changes to the valuation technique and inputs used in these fair value measurements since acquisition.

The following table presents the changes in fair value of the liability for contingent consideration:

	December 31, 2023
	Liability at beginning of the year	Decrease in fair value of liability for contingent consideration	Repayment of contingent consideration	Liability at end of the year
Contingent consideration(i)	$60,265	$(3,929)	$(948)	$55,388

	December 31, 2024
	Liability at beginning of the year	Decrease in fair value of liability for contingent consideration	Repayment of contingent consideration	Liability at end of the year
Contingent consideration(i)	$55,388	$(47,301)	$—	$8,087
(i) The estimated fair value was determined by estimating the expected future cash flows associated with the contingent payments. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at ranging from 12.8% to 22%, which measures the risks inherent in each relevant future cash flows stream. In the year ended December 31, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value due to the impact from the Company's ongoing internal program prioritization and expected achievement of a milestone required for an earn-out payment associated with a specific license. Changes in the fair value of the liability for contingent consideration is recognized as a non-cash fair value gain through other income.
In-Process Research and Development Assets
As discussed in Note 7, the estimated fair values in support of the TetraGenetics full impairment charge were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on a probability-adjusted present value of the future estimated after-tax cash flows attributable to the intangible assets. The significant assumptions inherent in estimating the fair values, from the perspective of a market participant, include a probability-adjusted success rate of its continued development through to clinical trials, future revenue, operating and development costs, milestone and regulatory success, obsolescence, and profitability. A de-risked discount rate of 12.8% for TetraGenetics was used to present value the probability of success risk adjusted after-tax cash flows attributable to the IPR&D.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds a diversified portfolio of high credit quality marketable securities that are available to support the Company’s operations. As of December 31, 2024, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.5 years.
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

The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$142,674	$—	$—	$142,674
Certificate of deposit	—	244,444	—	244,444
Commercial paper	—	60,118	—	60,118
Corporate bonds	—	128,519	—	128,519
Asset backed securities	—	51,510	—	51,510
	$142,674	$484,591	$—	$627,265

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$90,601	$—	$—	$90,601
Certificate of deposit	—	90,632	—	90,632
Commercial paper	—	53,757	—	53,757
Corporate bonds	—	130,088	—	130,088
Asset backed securities	—	104,211	—	104,211
	$90,601	$378,688	$—	$469,289
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
The Company may enter into certain agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to such agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. The Company expensed approximately $66.4 million for the year ended December 31, 2022, and nil for the years ended December 31, 2023 and December 31, 2024.
Excluding the lease arrangements as accounted for in Note 14 – Leases, the Company has the following commitments, primarily related to the construction of our new facilities, in addition to the Beedie JV leased facility where the lease commencement date is subsequent to December 31, 2024:

Amount[1]
2025	$36,210
2026	5,991
2027	5,991
2028	5,991
2029	5,991
Thereafter	120,662
1Commitments related to the Beedie JV leased facility are $5,991, $5,991, $5,991, $5,991, and $120,662, for years 2026, 2027, 2028, 2029, and thereafter, respectively.

Restructuring Costs
In the fourth quarter of 2023, the Company announced a reorganization and associated reduction in its workforce to better focus its efforts towards the clinical development of new antibody medicines for patients. The Company reduced headcount by approximately 10% and incurred total costs of $3.2 million included within operating expenses, of which $2.0 million was included in accounts payable and other liabilities at December 31, 2023, and was paid in 2024.
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
The Company’s exposure to credit risk for accounts and accrued receivables is indicated by the carrying value of its accounts receivable and accrued receivables. We review our trade receivables, accrued revenue, and accrued royalties, and reserve for amounts if collectability is no longer reasonably assured based on an assessment of various factors including historical loss rates and expectations of forward-looking loss estimates. Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics and current economic conditions. At December 31, 2023 and 2024, accounts and accrued receivable amounts were due from 10 and 16 customers, respectively.
Interest Rate Risk
The Company’s exposure to interest rate risk is primarily attributable to its cash and cash equivalents, restricted cash, marketable securities, long-term contingent consideration payable and long-term operating lease liability.
As of December 31, 2024, the Company had cash and cash equivalents of $156.3 million, restricted cash of $27.3 million, and marketable securities of $469.3 million, a majority of which was maintained in high credit quality and liquid bank accounts, term deposits, and held for trading marketable securities. The Company’s interest rate risk is affected by changes in the general level of interest rates, particularly because the majority of the Company’s investments are short-term in nature. Due to interest rates available to the Company, the short-term duration of the Company’s cash and cash equivalent holdings and marketable securities, and the low risk profile of the marketable securities, a 100 basis points change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. The Company also has the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.
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
Foreign Currency Risk
The Company holds cash primarily in U.S. and Canadian dollars. The Company had Canadian denominated cash and cash equivalents of CAD $52.2 million and CAD $55.6 million as of December 31, 2023 and 2024, respectively.
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
Partner Program Counterparty Risk
For the year ended December 31, 2023, three of our partners accounted for 26%, 17% and 11% of our research fees revenue. Our partnership with these three partners generated 10% or more of our consolidated revenues.
For the year ended December 31, 2024, two of our partners accounted for 47% and 22% of our research fee revenue. Our partnerships with these two partners generated 10% or more of our consolidated research fees revenue.
18. Related party transactions
In addition to the transactions with our joint ventures in Note 8, the Company had the following related party transaction:
a)During 2022, the Company engaged advisory services with a firm co-founded by a director of the Company. For the year ended December 31, 2022, $0.3 million was included in general and administrative expenses and $0.2 million, of which was included in accounts payable at December 31, 2022, was paid in 2023.