Form 10-Q
period 2025-03-31
AbCellera Biologics Inc.
filed 2025-05-08
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, the registrant had 298,484,664 common shares, no par value per share, outstanding.

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
•We have incurred losses in certain years since inception, including in 2024, and we may not be able to generate sufficient revenue to achieve profitability.
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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2024	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$156,325	$159,266
Marketable securities	469,289	446,000
Total cash, cash equivalents, and marketable securities	625,614	605,266
Accounts and accrued receivable	33,616	40,005
Restricted cash	25,000	25,000
Other current assets	67,140	94,707
Total current assets	751,370	764,978
Long-term assets:
Property and equipment, net	340,429	347,102
Intangible assets, net	42,113	41,192
Goodwill	47,806	47,806
Investments in equity accounted investees	82,297	81,567
Other long-term assets	96,538	61,563
Total long-term assets	609,183	579,230
Total assets	$1,360,553	$1,344,208
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$55,004	$47,840
Contingent consideration payable	8,087	8,771
Deferred revenue	13,521	18,785
Total current liabilities	76,612	75,396
Long-term liabilities:
Operating lease liability	60,743	63,210
Deferred revenue	5,700	13,750
Deferred government contributions	149,893	157,193
Deferred tax liability	10,052	10,053
Other long-term liabilities	1,469	1,624
Total long-term liabilities	227,857	245,830
Total liabilities	304,469	321,226
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2024 and March 31, 2025: 295,757,002 and 298,355,752 shares issued and outstanding at December 31, 2024 and March 31, 2025, respectively	777,171	790,068
Additional paid-in capital	166,361	168,603
Accumulated other comprehensive loss	(4,378)	(6,998)
Accumulated earnings	116,930	71,309
Total shareholders' equity	1,056,084	1,022,982
Total liabilities and shareholders' equity	$1,360,553	$1,344,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended March 31,
	2024	2025
Revenue:
Research fees	$9,774	$4,068
Licensing revenue	180	167
Total revenue	9,954	4,235
Operating expenses:
Research and development(1)	39,287	42,496
Sales and marketing(1)	3,365	2,842
General and administrative(1)	17,352	16,226
Depreciation and amortization	4,844	5,331
Total operating expenses	64,848	66,895
Loss from operations	(54,894)	(62,660)
Other (income) expense:
Interest income	(10,401)	(8,051)
Grants and incentives	(3,275)	(4,153)
Other	1,529	2,528
Total other income	(12,147)	(9,676)
Net loss before income tax	(42,747)	(52,984)
Income tax recovery	(2,137)	(7,363)
Net loss	$(40,610)	$(45,621)
Foreign currency translation adjustment	(96)	(2,620)
Comprehensive loss	$(40,706)	$(48,241)

Net loss per share
Basic	$(0.14)	$(0.15)
Diluted	$(0.14)	$(0.15)
Weighted-average common shares outstanding
Basic	292,723,901	297,692,663
Diluted	292,723,901	297,692,663
The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
Shares issued and restricted stock units ("RSUs") vested under stock option plan	2,598,750	12,897	(12,746)	–	–	151
Stock-based compensation	–	–	14,988	–	–	14,988
Foreign currency translation adjustment	–	–	–	–	(2,620)	(2,620)
Net loss	–	–	–	(45,621)	–	(45,621)
Balances as of March 31, 2025	298,355,752	$790,068	$168,603	$71,309	$(6,998)	$1,022,982

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units ("RSUs") vested under stock option plan	2,796,342	11,363	(10,471)	–	–	892
Stock-based compensation	–	–	17,409	–	–	17,409
Foreign currency translation adjustment	–	–	–	–	(96)	(96)
Net loss	–	–	–	(40,610)	–	(40,610)
Balances as of March 31, 2024	293,621,312	$764,562	$127,990	$239,177	$(1,816)	$1,129,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Three months ended March 31,
	2024	2025
Cash flows from operating activities:
Net loss	$(40,610)	$(45,621)
Cash flows from operating activities:
Depreciation of property and equipment	3,155	4,409
Amortization of intangible assets	1,689	922
Amortization of operating lease right-of-use assets	1,922	1,274
Stock-based compensation	17,409	14,786
Fair value gain on contingent consideration and other	1,707	2,213
Changes in operating assets and liabilities:
Research fees and grants receivable	(18,576)	(1,133)
Income taxes payable	(3,182)	(4,408)
Accounts payable and accrued liabilities	(4,878)	(3,409)
Deferred revenue	(8,017)	13,313
Deferred grant income	11,278	(1,220)
Other assets	(3,605)	7,320
Net cash used in operating activities	(41,708)	(11,554)
Cash flows from investing activities:
Purchases of property and equipment	(24,140)	(10,636)
Purchase of marketable securities	(249,371)	(164,990)
Proceeds from marketable securities	306,545	190,027
Receipt of grant funding	7,168	1,018
Long-term investments and other assets	(4,385)	(5,601)
Investment in equity accounted investees	(5,907)	(1,883)
Net cash provided by investing activities	29,910	7,935
Cash flows from financing activities:
Payment of liability for in-licensing agreement and other	(185)	(178)
Proceeds from long-term liabilities and exercise of stock options	3,016	6,148
Net cash provided by financing activities	2,831	5,970
Effect of exchange rate changes on cash and cash equivalents	(781)	590
Increase (decrease) in cash and cash equivalents	(9,748)	2,941
Cash and cash equivalents and restricted cash, beginning of period	160,610	183,615
Cash and cash equivalents and restricted cash, end of period	$150,862	$186,556
Restricted cash included in other assets	2,290	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$148,572	$184,266
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	18,654	10,960
Right-of-use assets obtained in exchange for operating lease obligation	107	3,361
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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the year-end condensed consolidated financial statement data was derived from audited financial statements and these financial statements do not include all the information and footnotes required for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2024.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2024 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024.
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

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended March 31,
Basic and diluted loss per share	2024	2025
Net loss	$(40,610)	$(45,621)
Weighted-average common shares outstanding	292,723,901	297,692,663
Net loss per share - basic and diluted	$(0.14)	$(0.15)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2024 and March 31, 2025 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended March 31, 2024 and March 31, 2025 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 59,062,415 and 71,947,646 potential common shares for the three months ended March 31, 2024 and 2025, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2024	March 31, 2025
Land	$53,405	$53,405
Building	52,913	52,996
Equipment	84,288	87,784
Leasehold improvements	122,892	128,160
Operating lease right-of-use assets	66,649	68,736
Property and equipment	380,147	391,081
Less: accumulated depreciation	(39,718)	(43,979)
Property and equipment, net	$340,429	$347,102
As of December 31, 2024 and March 31, 2025, property and equipment includes leasehold improvements and construction in progress in the amount of $103.2 million and $108.6 million, respectively, and construction deposits of $14.4 million and $17.6 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three months ended March 31, 2024 and 2025 was $3.2 million and $4.4 million, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	December 31, 2024			March 31, 2025
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$29,111	$9,322	$38,433	$29,521	$8,912
Technology	52,700	19,909	32,791	52,700	20,420	32,280
	$91,133	$49,020	$42,113	$91,133	$49,941	$41,192

Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended March 31:

Amortization Expense
2026	$3,732
2027	3,732
2028	3,732
2029	3,732
2030	3,686
$18,614
7. Investments in equity accounted investees, and other long-term assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three months ended March 31, 2024 and 2025.
Dayhu JV
As of December 31, 2024 and March 31, 2025, the equity investment balance was $41.0 million and $39.7 million, respectively. Substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2024 and March 31, 2025, the Company recorded a right-of-use asset of $48.5 million and $47.9 million, respectively, and an operating lease liability of $46.3 million and $46.0 million, respectively, associated with an office lease with the Dayhu JV. In the three months ended March 31, 2024 and 2025, the Company incurred lease expense of $1.3 million and $1.2 million, respectively, to the Dayhu JV included within operating expenses.
At December 31, 2024 and March 31, 2025, the Company had a loan receivable balance of $32.0 million and $32.0 million, respectively, directly with our JV partner, Dayhu, included in other current assets.
Beedie JV
As of December 31, 2024 and March 31, 2025, the equity investment balance was $41.3 million and $41.9 million, respectively, of which substantially all the assets in the Beedie JV is comprised of property and equipment.
At December 31, 2024, the Company had a loan receivable balance of $29.6 million included in other long-term assets, and a loan receivable balance of $31.6 million at March 31, 2025 included within other current assets. The loan receivable is directly with our JV partner, Beedie, which relates to the land and construction loan.

8. Other current assets and liabilities
Other current assets

	December 31, 2024	March 31, 2025
Taxes receivable	$26,534	$23,000
Prepaid expenses and other	8,626	8,098
Loans receivable from JV partners (Note 7)	31,980	63,609
Total other current assets	$67,140	$94,707
Current accounts payable and other current liabilities

	December 31, 2024	March 31, 2025
Accounts payable and accrued liabilities	$34,350	$32,804
Current portion of operating lease liability	4,621	4,637
Payroll liabilities	8,375	3,187
Current portion of deferred government contribution	7,658	7,212
Total accounts payable and other current liabilities	$55,004	$47,840
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	26,732,456	$0.99
Granted	–	–
Exercised	(1,108,194)	0.14
Forfeited	–	–
Outstanding as of March 31, 2025	25,624,262	$1.03
Options exercisable as of March 31, 2025	25,527,318	$1.03
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	24,008,664	$9.93
Granted	12,957,063	2.93
Exercised	–	–
Forfeited	(386,395)	6.53
Outstanding as of March 31, 2025	36,579,332	$7.49
Options exercisable as of March 31, 2025	12,112,058	$12.61

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,629,833	$7.53
Granted	4,831,558	2.93
Vested and settled	(1,490,556)	8.49
Forfeited	(238,509)	6.05
Outstanding as of March 31, 2025	9,732,326	$5.13
As of March 31, 2025, the number of shares available for issuance under the 2020 Plan was 31,523,462, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation expense was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended March 31,
	2024	2025
Research and development	$8,224	$8,136
Sales and marketing	1,431	1,437
General and administrative	7,754	5,213
	$17,409	$14,786
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2023	March 31, 2024	December 31, 2024	March 31, 2025
Deferred revenue	$27,153	$19,135	$19,221	$32,535
During the three months ended March 31, 2024 and 2025, the Company recognized $8.6 million and $2.6 million, respectively, of revenue that had been included in deferred revenue as of December 31, 2023 and December 31, 2024.
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
At March 31, 2025, the Company also held non-marketable securities included in other long-term assets of $32.3 million (December 31, 2024 - $32.3 million). These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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
The following table presents the changes in fair value of the liability for contingent consideration:

Three Months Ended March 31, 2024	Liability at beginning of the period	Increase in fair value of liability for contingent consideration	Liability at end of the period
Contingent consideration (i)	$55,388	$1,106	$56,494

Three Months Ended March 31, 2025	Liability at beginning of the period	Increase in fair value of liability for contingent consideration	Liability at end of the period
Contingent consideration (ii)	$8,087	$684	$8,771
i.The estimated fair value was determined by estimating the expected future cash flows associated with the contingent payments. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted ranging from 12.8% to 22.0%, which measures the risks inherent in each relevant future cash flows stream.
ii.The estimated fair value of potential future successful milestone payouts was determined by estimating the expected future cash flows associated with the potential milestone events. The significant assumptions include the amount and timing of projected future cash flows, discounted at a credit adjusted risk free rate of 7.0%.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of March 31, 2025, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.5 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at March 31, 2025:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$55,682	$–	$–	$55,682
Certificate of deposit	–	83,185	–	83,185
Commercial paper	–	51,520	–	51,520
Corporate bonds	–	152,568	–	152,568
Asset backed securities	–	103,045	–	103,045
	$55,682	$390,318	$–	$446,000

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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. No amounts were expensed during the three months ended March 31, 2024 or March 31, 2025.
13. Government contributions
Government Contribution 1
In May of 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($125.6 million), collectively "Government Contribution 1" which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats. As of December 31, 2024, the Company had incurred the maximum expenditures under the agreement. Expenditures incurred under phase 1 are non-repayable, and repayment of CAD $116.9 million ($88.5 million) under phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement.
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
The Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid is based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. From inception to March 31, 2025, the Company has recorded CAD $83.1 million ($60.4 million) in respect of the funding.
The Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. From inception to March 31, 2025, the Company has recorded CAD $37.5 million ($27.8 million) in respect of the funding commitment.

Impact to Consolidated Financial Statements
The Company recognized the following on the consolidated balance sheets:

	March 31, 2025
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1 (Canada)	$12,229	$4,628	$79,595	$–	$84,223
Government Contribution 2 (Canada)	19,683	7,726	–	45,050	52,776
Government Contribution 2 (British Columbia)	21,445	–	26,423	–	26,423
Other Government Grants	118	983	–	–	983
March 31, 2025	$53,475	$13,337	$106,018	$45,050	$164,405
December 31, 2024	$50,691	$13,678	$106,895	$36,978	$157,551

March 31, 2025
Current	$36,730	$3,811	$3,401	$–	$7,212
Long-term	$16,745	$9,526	$102,617	$45,050	$157,193
1 Government Contributions are amortized into other income over the weighted average life of approximately 8 years.
2 No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financial position, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
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
•our expectations regarding our Passive Foreign Investment Company, or PFIC, status for our taxable year ended December 31, 2025, or any future taxable year;
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
This Quarterly Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All market data used in this Quarterly Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
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
The Company has advanced two AbCellera-led programs into IND-enabling studies. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class and best-in-class antibody therapies. We anticipate starting Phase 1 clinical trials in Canada for both programs in the second half of 2025. Following the quarter end, we introduced ABCL635, as a first-in-class antibody for the non-hormonal treatment for vasomotor symptoms (hot flashes) associated with menopause.
We have started a cumulative total 97 partner-initiated programs with downstream participation and have seen a cumulative total 16 molecules advanced into the clinic, as illustrated by the following chart.

Cumulative # of

PARTNER-INITIATED PROGRAM STARTS WITH DOWNSTREAMS

97
100
90
80
70
60
50
40
30
20
10
0
2015
16
17
18
19
20
21
22
23
24
25 Q1

Cumulative # of

MOLECULES IN THE CLINIC

16
16
14
12
10
8
6
4
2
0
2015
16
17
18
19
20
21
22
23
24
25 Q1

Note: Showing year-end figures except for most-recent quarter. Historical results are not necessarily indicative of future results.

Financial Highlights
The following table summarizes our key operating results for the three months ended March 31, 2024 and March 31, 2025. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three months ended March 31,
Financial Performance	2024	2025
Revenue:
Research fees	$9,774	$4,068
Licensing revenue	180	167
Total revenue	9,954	4,235
Operating expenses:
Research and development(1)	39,287	42,496
Other operating expenses	25,561	24,399
Total operating expenses	64,848	66,895
Loss from operations	(54,894)	(62,660)
Total other income	(12,147)	(9,676)
Net loss before income tax	(42,747)	(52,984)
Net loss	$(40,610)	$(45,621)
Net loss per share
Basic	$(0.14)	$(0.15)
Diluted	$(0.14)	$(0.15)
Operating expenses include stock-based compensation:
Research and development	$8,224	$8,136
Sales and marketing	1,431	1,437
General and administrative	7,754	5,213

Financial Position	December 31, 2024	March 31, 2025
Cash and cash equivalents	156,325	159,266
Marketable securities	469,289	446,000
Total cash, cash equivalents, and marketable securities	625,614	605,266
Total assets	1,360,553	1,344,208
Total shareholders' equity	1,056,084	1,022,982
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
•Engaging with strategic partners. Our potential to grow revenue, in both the near and long-term, is dependent on successfully engaging with strategic partners. For existing strategic partners, we seek to expand our relationships with them to collaborate on additional programs initiated by them as well as to create a basis for potentially out-licensing some of our internal programs. Our teams are selective in determining which partners we choose to engage with, focusing on the opportunities with the strong potential to generate significant value in the long-term.
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

Cumulative Metrics	March 31, 2024	March 31, 2025	Change %
Partner-initiated program starts with downstreams	90	97	8%
Molecules in the clinic	13	16	23%

The table below outlines the details of molecules in the clinic as of March 31, 2025:

Molecule	Most advanced stage	Partner	Therapy areas	Program type
Bamlanivimab (LY-CoV555)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
Bebtelovimab (LY-CoV1404)	Marketed, EUA*	Eli Lilly and Company	Infectious disease – COVID-19	AbCellera-initiated; partner-led
TAK-920/DNL919	Phase 1*	Denali Therapeutics Inc.	Neurology - Alzheimer's Disease	AbCellera partner-initiated discovery
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	AbCellera partner-initiated discovery
ABD-147	Phase 1 (Fast Track- and Orphan drug- designated)	Abdera Therapeutics Inc.	Oncology	AbCellera partner-initiated discovery
IVX-01	Clinical field study	Invetx, Inc.	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	AbCellera partner-initiated discovery
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	AbCellera partner-initiated discovery
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
Undisclosed	Phase 1/2	Undisclosed	Oncology	Trianni license
NBL-012	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Dermatology, gastrointestinal, immunology	Trianni license
NBL-015/FL-301	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
Undisclosed	Phase 1*	Undisclosed	Undisclosed	Trianni license
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
Molecules in the clinic represent the count of unique molecules for which an Investigational New Drug, or IND, New Animal Drug, or equivalent under other regulatory regimes, application has reached "open" status or has otherwise been approved based on an antibody that was discovered either by us or by a partner using licensed AbCellera technology. Where the date of such application approval is not known to us, the date of the first public announcement of a clinical trial will be used for the purpose of this metric. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long-term.

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to March 31, 2025:

Partner	# of Targets & Duration	Therapeutic Indication or Modality	Date Announced
AbbVie Inc.	Multi-target, multi-year	Oncology	January 13, 2025
Eli Lilly and Company	Multi-target, multi-year	Immunology, cardiovascular disease, and neuroscience	July 31, 2024
Viking Global Investors & ArrowMark Partners	Multi-target, multi-year	Immunology	May 1, 2024
Biogen Inc.	Single target	Neuroscience	March 11, 2024
Undisclosed	Multi-target, multi-year	Undisclosed	December 28, 2023
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude Therapeutics	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020

Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement
Results of Operations
Comparison of the three months ended March 31, 2024 and March 31, 2025:
Revenue

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Revenue:
Research fees	$9,774	$4,068	$(5,706)	(58)%
Licensing revenue	180	167	(13)	(7)%
Total revenue	$9,954	$4,235	$(5,719)	(57)%
Revenue decreased by $5.7 million from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The decrease in research fees in both periods was attributable to the timing and increased prioritization of our research and development efforts towards internal programs.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Research and development	39,287	42,496	3,209	8%
Research and development expenses increased by $3.2 million, or 8%, from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. Research and development expenses reflect the continued progress in program execution, forward integration, and investment in partnered and internal programs. Of the total increase, $1.1 million is attributable to compensation-related expenses and $2.1 million is attributable to third-party research and development expenses for preclinical, discovery, and other research programs, and facilities, supplies and other unallocated research and development expenses.

Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Sales and marketing	3,365	2,842	(523)	(16)%
Sales and marketing expenses decreased by $0.5 million, or (16)%, from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The decrease was attributable to a reduction in consulting fees and other expenses related to our business development activity.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
General and administrative	17,352	16,226	(1,126)	(6)%
General and administrative expenses decreased by $1.1 million, or (6)%, from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The decrease was driven by a $3.5 million decrease in compensation-related costs, partially offset by a $2.4 million increase in legal, software, and other general administrative costs.
Depreciation and Amortization

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Depreciation and amortization	4,844	5,331	487	10%
Depreciation and amortization expense increased by $0.5 million, or 10%, from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The increase is attributable to an increase in fixed assets in use in the period.
Interest Income

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Interest income	(10,401)	(8,051)	2,350	(23)%
Interest income decreased by $2.4 million, or (23)%, from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The decrease was primarily driven by our cash, cash equivalents, and marketable securities balances and interest rate yields in the period.
Grants and Incentives

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Grants and incentives	(3,275)	(4,153)	(878)	27%
Grants and incentives increased by $0.9 million, or 27%, from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The change was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.

Other Expense

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Other	1,529	2,528	999	65%
Other expense increased by $1.0 million from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The increase was primarily due to a foreign exchange loss in the period due to fluctuations in the Canadian and U.S. dollar exchange rate, partially offset by fair value adjustments.
Income Tax Recovery

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
Income tax recovery	(2,137)	(7,363)	(5,226)	245%
Income tax recovery increased by $5.2 million from the three months ended March 31, 2024 compared to the three months ended March 31, 2025. The increase was primarily driven by the current net loss and a change in effective income tax rates impacted from the availability of carry-back of losses to recover previously paid taxes.
Liquidity and Capital Resources
As of March 31, 2025, we had $605.3 million of cash, cash equivalents and marketable securities, comprising $159.3 million in cash and cash equivalents and $446.0 million in marketable securities. The decrease of $20.3 million since December 31, 2024, was primarily from a combination of cash flow used in operations due to our continued research and development activity, execution of internal and partnered programs, building our internal pipeline, and investments in our corporate headquarters and clinical manufacturing facility under construction, partially offset by government contributions received in the three months ended March 31, 2025.
While we have generated positive operating cash flows in the past, we intend to significantly invest in our business, and as a result may continue to incur operating losses in future periods. We will continue to use our significant available liquidity from our cash, cash equivalents, and marketable securities to fund and invest in research and development efforts towards expanding our capabilities and expertise, execute and build our internal pipeline, and the expansion of our corporate headquarters, clinical manufacturing facility and related infrastructure, including optimization of long-term office-lease arrangements. In 2025, we are on track to complete our final large platform investments in our clinical manufacturing facility and our corporate headquarters. With the completion of these large platform investments, we expect a significant reduction in investing cash flows, shifting our capital allocation from building capabilities to using them as we execute our strategy of building on our pipeline of first-in-class and best-in-class medicines. Based on our current business plan, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, loan receivables, and government contributions, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need of additional external funding over at least the next 36 months following the date of this report.
Government of Canada and Government of British Columbia Contributions
In May of 2023, we entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia. Under the agreements, up to $166.7 million ($225.0 million CAD) and $55.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. See the notes to our condensed consolidated financial statements for further information related to the government contributions.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2025
Net cash provided by (used in):
Operating activities	$(41,708)	$(11,554)
Investing activities	29,910	7,935
Financing activities	2,831	5,970
Effect of exchange rate fluctuations on cash and cash equivalents	(781)	590
Net increase (decrease) in cash and cash equivalents	$(9,748)	$2,941
Operating activities
Net cash used in operating activities decreased from $41.7 million in the three months ended March 31, 2024 to $11.6 million in the three months ended March 31, 2025. The decrease in cash flows used in operations was primarily attributable to an increase in deferred revenues and working capital movements including a reduction in accounts and grants receivable in three months ended March 31, 2025.
Investing activities
Net cash provided by investing activities decreased from $29.9 million in the three months ended March 31, 2024 to $7.9 million in the three months ended March 31, 2025. The decrease in cash provided by investing activities was primarily attributable to a reduction in grant funding received in the period, property and equipment expenditure, and proceeds from marketable securities in the three months ended March 31, 2025.
Financing activities
Net cash provided by financing activities increased from $2.8 million in the three months ended March 31, 2024 to $6.0 million in the three months ended March 31, 2025. The increase was primarily attributable to proceeds from other long-term liabilities.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the three months ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2024. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
The Company is in the process of implementing its new enterprise resource planning (“ERP”) system. In the three months ended March 31, 2025, we completed the implementation of the consolidated financial accounting module of the new ERP system. This module is designed to accurately maintain our financial records used to report operating results, replacing our previous core financial system. As a result of this implementation, we modified certain existing internal controls over financial reporting. The next phase of the ERP implementation will include the remaining modules, such as warehouse management and production manufacturing. The changes in processes and controls under the new ERP will continue to be subject to our evaluation of the operating effectiveness of internal control over financial reporting.
Except for the ongoing implementation of the ERP system, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit is scheduled for May 7, 2025. The Company believes Bruker's appeal is meritless and that the decision of the United States Patent Trial and Appeal Board in favor of the Company will be upheld.
In the pending matter Sabariah Schrader, Executrix of the Estate of John William Schrader et al. v. Carl Lars Genghis Hansen, et al., the Company filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. All co-defendants have been served. The Company is proceeding to seek dismissal of certain Company affiliates for lack of jurisdiction. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless and frivolous in all respects and intends to defend itself appropriately.

Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred losses in certain years since inception, including in 2024, and we may not be able to generate sufficient revenue to achieve profitability.
We expect to continue to incur expenditures as we operate our business. We expect to incur losses for the foreseeable future. We cannot accurately predict the timing or amount of our increased expenses, or when and if we may be able to achieve profitability. Our net loss for the years ended December 31, 2024 and 2023 was $162.9 million and $146.4 million, respectively. Our accumulated earnings at December 31, 2024 and 2023 was $116.9 million and $279.8 million.
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
Based on our current business plan, we believe our available liquidity from existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs and expenditure required for later stage development of our internal pipeline. Although it is difficult to predict our funding requirements, we do not anticipate the need for additional external funding over at least the next thirty-six (36) months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of the realization of other risks described in this report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate headquarters and GMP facility which are currently under construction. Such additional financing may not be available on terms acceptable to us or at all.
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
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in any country until we obtain regulatory approval from the relevant health authorities. Our product candidates are in preclinical development and as of December 31, 2024, we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
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
We have made technology acquisitions and expect to pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Refer to Note 7 and 15 of our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax and accounting.
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
Any of these factors could significantly harm our future international expansion and operations and, consequently, our business, financial condition, results of operations and prospects. For example, we are currently evaluating the potential impact of the imposition of tariffs announced by the Trump Administration to our business and financial condition. Significant tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China, may cause inflationary pressures and higher costs on certain imports from the affected countries. If maintained, the announced tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. We import materials, supplies, and lab and manufacturing equipment from the U.S. and are currently monitoring the potential impact, if any, of actions taken in response to these potential tariffs. While we do not believe that the tariffs will have a material adverse effect upon our results of operations, financial condition, or liquidity, there may be an impact to the costs of our input goods we purchase in the future. In addition, certain international markets are subject to significant political and economic uncertainty, including for example the effect of the withdrawal of the United Kingdom from the European Union. Significant political and economic developments in international markets for which we intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions.
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
In November 2020 and September 2021, we consummated the Trianni and TetraGenetics acquisitions, respectively. If we are not able to optimize integration of TetraGenetics and Trianni, or if we change our planned use of in process research and development, we might not realize synergies and other benefits to us. In 2024, we recognized a full impairment charge of the Trianni and TetraGenetics in process research and development and there could be additional future impairments of the corresponding intangible asset, goodwill and valuation of the related contingent consideration recognized on acquisition of these businesses. Refer to Notes 7 and 15 of our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
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

As of March 31, 2025, we owned or exclusively licensed over 100 issued or allowed patents and over 70 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
We are party to a royalty-bearing license agreement with the University of British Columbia that grants us exclusive rights to exploit certain patent rights that are related to our systems. Through our acquisition of Lineage, we obtained patents and patent applications directed toward immune repertoire sequencing. We may need to obtain additional licenses from others to advance our research, development and commercialization activities. Some of our license agreements impose, and we expect that any future exclusive in-license agreements will impose, various development, diligence, commercialization and other obligations on us. We may enter into agreements in the future, with other licensors under which we obtain certain intellectual property rights relating to our discovery and development capabilities. These agreements take the form of exclusive license or of actual ownership of intellectual property rights or technology from third parties. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties.
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
In July 2020, we filed a complaint against Bruker Cellular Analysis (formerly known as Berkeley Lights, Inc.; Berkeley Lights, Inc. rebranded itself as PhenomeX and was later acquired by Bruker Cellular Analysis) ("Bruker"), in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Bruker's Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the three lawsuits were transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated. In 2021, Bruker filed Petitions for inter partes review of U.S. Patent Nos. 10,087,408, 10,421,936, and 10,738,270. The PTAB subsequently denied two Petition but instituted one Petition. Trial on the instituted Petition occurred in November 2022 and in January 2023, the PTAB issued its Final Written Decision with respect to U.S. Patent No. 10,087,408 rejecting all of Bruker's grounds of unpatentability and determining that none of the challenged claims are unpatentable. The PTAB issued a second written opinion denying Bruker's request for rehearing of its prior written decision. The patent infringement litigation against Bruker is currently in fact discovery. An eight (8) day jury trial has been scheduled for January 2026. On July 26, 2023, Bruker filed a Notice of Appeal in IPR2021-1249 matter to the United States Court of Appeals for the Federal Circuit. The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit is scheduled for May 7, 2025. The Company believes the IPR appeal is meritless and that the PTAB's decision will be upheld.
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
The nature of the biotechnology business is high-risk and requires that we invest significantly in research and development. As part of our ongoing planned research and development activities, significant adverse changes to our plans due to internal and external factors out of our control (including general and industry economic conditions, prolonged decline in the market value of our common shares, and the probability of success of our internal and partner-initiated programs) would increase the likelihood that we would record an impairment charge to our goodwill and/or intangible assets, which could have an adverse non-cash accounting impact on our results of operations. Refer to Note 7 of our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AbCellera Biologics Inc.

Date: May 8, 2025	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)