Form 10-Q
period 2025-06-30
AbCellera Biologics Inc.
filed 2025-08-07
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, the registrant had 298,832,913 common shares, no par value per share, outstanding.

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
•We have incurred losses in certain years since inception, including in 2025, and we may not be able to generate sufficient revenue to achieve profitability.
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
•We have a limited number of product candidates. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2024	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$156,325	$92,437
Marketable securities	469,289	460,641
Total cash, cash equivalents, and marketable securities	625,614	553,078
Accounts and accrued receivable	33,616	47,310
Restricted cash	25,000	25,000
Other current assets	67,140	116,757
Total current assets	751,370	742,145
Long-term assets:
Property and equipment, net	340,429	424,020
Intangible assets, net	42,113	40,262
Goodwill	47,806	47,806
Investments in equity accounted investees	82,297	90,374
Other long-term assets	96,538	57,454
Total long-term assets	609,183	659,916
Total assets	$1,360,553	$1,402,061
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$55,004	$50,074
Contingent consideration payable	8,087	–
Deferred revenue	13,521	16,949
Total current liabilities	76,612	67,023
Long-term liabilities:
Operating lease liability	60,743	137,184
Deferred revenue	5,700	11,633
Deferred government contributions	149,893	167,532
Deferred tax liability	10,052	10,053
Other long-term liabilities	1,469	1,560
Total long-term liabilities	227,857	327,962
Total liabilities	304,469	394,985
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2024 and June 30, 2025: 295,757,002 and 298,652,967 shares issued and outstanding at December 31, 2024 and June 30, 2025, respectively	777,171	791,668
Additional paid-in capital	166,361	181,483
Accumulated other comprehensive loss	(4,378)	(2,657)
Accumulated earnings	116,930	36,582
Total shareholders' equity	1,056,084	1,007,076
Total liabilities and shareholders' equity	$1,360,553	$1,402,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Revenue:
Research fees	$5,453	$6,639	$15,227	$10,707
Licensing revenue	370	10,445	550	10,613
Milestone payments	1,500	–	1,500	–
Total revenue	7,323	17,084	17,277	21,320
Operating expenses:
Research and development(1)	40,927	39,213	80,214	81,711
Sales and marketing(1)	3,136	3,009	6,501	5,851
General and administrative(1)	20,192	18,977	37,544	35,203
Depreciation, amortization, and impairment	36,522	5,470	41,366	10,801
Total operating expenses	100,777	66,669	165,625	133,566
Loss from operations	(93,454)	(49,585)	(148,348)	(112,246)
Other (income) expense:
Interest income	(9,801)	(7,592)	(20,202)	(15,643)
Grants and incentives	(3,310)	(3,692)	(6,585)	(7,845)
Other	(32,156)	(1,957)	(30,627)	570
Total other income	(45,267)	(13,241)	(57,414)	(22,918)
Net loss before income tax	(48,187)	(36,344)	(90,934)	(89,328)
Income tax recovery	(11,257)	(1,617)	(13,394)	(8,980)
Net loss	$(36,930)	(34,727)	$(77,540)	$(80,348)
Foreign currency translation adjustment	(257)	4,341	(353)	1,721
Comprehensive loss	$(37,187)	$(30,386)	$(77,893)	$(78,627)

Net loss per share
Basic	$(0.13)	$(0.12)	$(0.26)	$(0.27)
Diluted	$(0.13)	$(0.12)	$(0.26)	$(0.27)
Weighted-average common shares outstanding
Basic	294,217,013	298,508,601	293,467,753	298,105,760
Diluted	294,217,013	298,508,601	293,467,753	298,105,760
The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)Exclusive of depreciation, amortization, and impairment

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,598,750	12,897	(12,746)	–	–	151
Stock-based compensation	–	–	14,988	–	–	14,988
Foreign currency translation adjustment	–	–	–	–	(2,620)	(2,620)
Net loss	–	–	–	(45,621)	–	(45,621)
Balances as of March 31, 2025	298,355,752	$790,068	$168,603	$71,309	$(6,998)	$1,022,982
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	297,215	1,600	(1,527)	–	–	73
Stock-based compensation	–	–	14,407	–	–	14,407
Foreign currency translation adjustment	–	–	–	–	4,341	4,341
Net loss	–	–	–	(34,727)	–	(34,727)
Balances as of June 30, 2025	298,652,967	$791,668	$181,483	$36,582	$(2,657)	$1,007,076

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,796,342	11,363	(10,471)	–	–	892
Stock-based compensation	–	–	17,409	–	–	17,409
Foreign currency translation adjustment	–	–	–	–	(96)	(96)
Net loss	–	–	–	(40,610)	–	(40,610)
Balances as of March 31, 2024	293,621,312	$764,562	$127,990	$239,177	$(1,816)	$1,129,913
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	1,044,220	5,404	(4,944)	–	–	460
Stock-based compensation	–	–	17,782	–	–	17,782
Foreign currency translation adjustment	–	–	–	–	(257)	(257)
Net loss	–	–	–	(36,930)	–	(36,930)
Balances as of June 30, 2024	294,665,532	$769,966	$140,828	$202,247	$(2,073)	$1,110,968
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Six months ended June 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(77,540)	$(80,348)
Cash flows from operating activities:
Depreciation of property and equipment	6,603	8,951
Amortization and impairment of intangible assets	34,763	1,851
Amortization of operating lease right-of-use assets	3,437	2,863
Stock-based compensation	35,191	28,993
Fair value gain on contingent consideration	(30,920)	737
Other	(8,193)	(667)
Changes in operating assets and liabilities:
Research fees and grants receivable	(34,434)	(12,524)
Income taxes receivable	(5,953)	(7,588)
Accounts payable and accrued liabilities	(130)	(7,356)
Deferred revenue	(12,782)	9,361
Deferred grant income	19,757	(1,681)
Other assets	(1,473)	13,450
Net cash used in operating activities	(71,674)	(43,958)
Cash flows from investing activities:
Purchases of property and equipment	(44,250)	(24,001)
Purchase of marketable securities	(426,007)	(291,542)
Proceeds from marketable securities	539,385	303,437
Receipt of grant funding	19,750	6,448
Long-term investments and other assets	3,950	(13,783)
Investment in equity accounted investees	(10,820)	(4,435)
Net cash provided by (used in) investing activities	82,008	(23,876)
Cash flows from financing activities:
Payment of contingent consideration and other	(368)	(9,058)
Proceeds from long-term liabilities and exercise of stock options	5,850	11,653
Net cash provided by financing activities	5,482	2,595
Effect of exchange rate changes on cash and cash equivalents	(824)	1,351
Increase (decrease) in cash and cash equivalents	14,992	(63,888)
Cash and cash equivalents and restricted cash, beginning of period	160,610	183,615
Cash and cash equivalents and restricted cash, end of period	$175,602	$119,727
Restricted cash included in other assets	2,290	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$173,312	$117,437
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	15,944	12,733
Right-of-use assets obtained in exchange for operating lease obligation	452	69,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)
1. Nature of operations
AbCellera Biologics Inc.’s (the “Company”) is a clinical-stage biotechnology company focused on discovering and developing antibody-based medicines in the areas of endocrinology, women’s health, immunology, and oncology. The Company aims to bring antibody therapeutics from target to clinic by combining expertise, technologies, and infrastructure to build our capabilities for antibody drug discovery and development. The Company uses its capabilities to develop its own pipeline of future antibody drugs and work with partners to build a large and diversified portfolio of royalty (and equivalent) stakes in future antibody drugs.
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024.
All amounts expressed in these condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars.
3. Significant accounting policies
Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, the impairment assessment of intangible assets and goodwill, the fair value of contingent consideration payable, and the estimates associated with stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.
Recent accounting pronouncements
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or have no material impact in the condensed consolidated financial statements as a result of their adoption.

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Basic and diluted loss per share	2024	2025	2024	2025
Net loss	$(36,930)	$(34,727)	$(77,540)	$(80,348)
Weighted-average common shares outstanding	294,217,013	298,508,601	293,467,753	298,105,760
Net loss per share - basic and diluted	$(0.13)	$(0.12)	$(0.26)	$(0.27)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and June 30, 2025 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three and six months ended June 30, 2024 and June 30, 2025 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 58,545,821 and 58,804,118, and 71,749,963 and 71,848,805 potential common shares for the three and six months ended June 30, 2024 and 2025, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2024	June 30, 2025
Land	$53,405	$53,405
Building	52,913	53,040
Equipment	84,288	93,366
Leasehold improvements	122,892	135,788
Operating lease right-of-use assets (Note 7)	66,649	136,935
Property and equipment	380,147	472,534
Less: accumulated depreciation	(39,718)	(48,514)
Property and equipment, net	$340,429	$424,020
As of December 31, 2024 and June 30, 2025, property and equipment includes leasehold improvements and construction in progress in the amount of $103.2 million and $116.0 million, respectively, and construction deposits of $14.4 million and $23.1 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three and six months ended June 30, 2024 and 2025 was $3.4 million and $6.6 million, and $4.5 million and $9.0 million, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	December 31, 2024			June 30, 2025
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$29,111	$9,322	$38,433	$29,937	$8,496
Technology	52,700	19,909	32,791	52,700	20,934	31,766
Total	$91,133	$49,020	$42,113	$91,133	$50,871	$40,262

Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended June 30:

Amortization Expense
2026	$3,732
2027	3,732
2028	3,732
2029	3,732
2030	3,335
$18,263
7. Investments in equity accounted investees and other assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three and six months ended June 30, 2024 and 2025.
Dayhu JV
As of December 31, 2024 and June 30, 2025, the equity investment balance was $41.0 million and $41.7 million, respectively. Substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2024 and June 30, 2025, the Company recorded a right-of-use asset of $48.5 million and $47.2 million, respectively, and an operating lease liability of $46.3 million and $48.1 million, respectively, associated with an office lease with the Dayhu JV. In the three and six months ended June 30, 2024 and 2025, the Company incurred lease expense of $1.3 million and $2.7 million, and $1.3 million and $2.5 million, respectively, to the Dayhu JV included within operating expenses.
At December 31, 2024 and June 30, 2025, the Company had a loan receivable balance of $32.0 million and $33.8 million, respectively, directly with our JV partner, Dayhu, included in other current assets.
Beedie JV
As of December 31, 2024 and June 30, 2025, the equity investment balance was $41.3 million and $48.7 million, respectively, of which substantially all the assets in the Beedie JV are comprised of property and equipment. In May 2025, the Company commenced a 20 year (and optional two additional five year term extensions) lease for the office and laboratory space representing undiscounted future lease payments of $0.9 million for the remainder of 2025, approximately $5.4 million for each of the next four years, and $108.4 million for the remaining term thereafter. Upon lease commencement, the Company recognized a lease liability of $66.4 million, with a corresponding right-of-use asset of the same amount, using a 6.8% discount rate.
At December 31, 2024, the Company had a loan receivable balance of $29.6 million included in other long-term assets, and a loan receivable balance of $36.2 million at June 30, 2025 included within other current assets. The loan receivable is directly with our JV partner, Beedie, which relates to the land and construction loan.

8. Other current assets and liabilities
Other current assets

	December 31, 2024	June 30, 2025
Taxes receivable	$26,534	$36,052
Prepaid expenses and other	8,626	10,700
Loans receivable from JV partners (Note 7)	31,980	70,005
Total other current assets	$67,140	$116,757
Current accounts payable and other current liabilities

	December 31, 2024	June 30, 2025
Accounts payable and accrued liabilities	$34,350	$32,041
Current portion of operating lease liability	4,621	4,896
Payroll liabilities	8,375	4,965
Current portion of deferred government contribution	7,658	8,172
Total accounts payable and other current liabilities	$55,004	$50,074
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	26,732,456	$0.99
Granted	–	–
Exercised	(1,234,475)	0.19
Forfeited	–	–
Outstanding as of June 30, 2025	25,497,981	$1.03
Options exercisable as of June 30, 2025	25,471,067	$1.03
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	24,008,664	$9.93
Granted	13,801,447	2.93
Exercised	–	–
Forfeited	(948,711)	6.90
Outstanding as of June 30, 2025	36,861,400	$7.39
Options exercisable as of June 30, 2025	13,728,914	$11.94

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,629,833	$7.53
Granted	4,917,189	2.92
Vested and settled	(1,661,490)	8.50
Forfeited	(494,950)	5.65
Outstanding as of June 30, 2025	9,390,582	$5.04
As of June 30, 2025, the number of shares available for issuance under the 2020 Plan was 31,412,204, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2025	2024	2025
Research and development	$8,354	$7,506	$16,578	$15,642
Sales and marketing	1,497	1,424	2,928	2,861
General and administrative	7,931	5,278	15,685	10,490
	$17,782	$14,208	$35,191	$28,993
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2023	June 30, 2024	December 31, 2024	June 30, 2025
Deferred revenue	$27,153	$14,371	$19,221	$28,582
During the three and six months ended June 30, 2024 and 2025, the Company recognized $4.4 million and $13.0 million, and $4.1 million and $4.3 million, respectively, that was included in deferred revenue at the end of the preceding periods.
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
Contingent consideration relates to potential earn-out and milestone payments from previous business acquisitions with fair value measurements being categorized as Level 3. There were no changes to the valuation technique and inputs used since acquisition. The fair value measurement was determined by estimating the expected future cash flows. The significant assumptions include the amount and timing of projected future cash flows, discounted at a credit adjusted risk free rate of 7.0%.

As of December 31, 2024, the contingent consideration balance was $8.1 million. As of March 31, 2025, it was $8.8 million, which was subsequently paid in its entirety in the second quarter of 2025.
At June 30, 2025, the Company also held non-marketable securities included in other long-term assets of $33.1 million (December 31, 2024 - $32.3 million). These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of June 30, 2025, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.6 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at June 30, 2025:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$69,329	$–	$–	$69,329
Certificate of deposit	–	73,402	–	73,402
Commercial paper	–	47,627	–	47,627
Corporate bonds	–	168,739	–	168,739
Asset backed securities	–	101,544	–	101,544
	$69,329	$391,312	$–	$460,641
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. Immaterial amounts were expensed during the three and six months ended June 30, 2024 or June 30, 2025.
13. Government contributions
Government Contribution 1
In May of 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Innovation Fund (SIF) for a total of CAD $175.6 million ($125.6 million), collectively “Government Contribution 1” which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody therapeutics against future pandemic threats. As of December 31, 2024, the Company had incurred the maximum expenditures under the agreement. Expenditures incurred under phase 1 are non-repayable, and repayment of CAD

$116.9 million ($88.5 million) under phase 2 of the funding is conditional on achieving certain revenue thresholds over a specified period of time as prescribed in the agreement.
Government Contribution 2
In May of 2023, the Company entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia for a total of CAD $300.0 million ($222.3 million), collectively “Government Contribution 2.” These investments are intended to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research.
The Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid is based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. From inception to June 30, 2025, the Company has recorded CAD $102.8 million ($74.9 million) in respect of the funding.
The Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. From inception to June 30, 2025, the Company has recorded CAD $37.5 million ($27.8 million) in respect of the funding commitment.

Impact to Consolidated Financial Statements
The Company recognized the following on the consolidated balance sheets:

	June 30, 2025
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1 (Canada)	$12,895	$3,663	$79,074	$–	$82,737
Government Contribution 2 (Canada)	25,690	9,109	–	56,811	65,920
Government Contribution 2 (British Columbia)	17,658	–	26,061	–	26,061
Other Government Grants	–	986	–	–	986
June 30, 2025	$56,243	$13,758	$105,135	$56,811	$175,704
December 31, 2024	$50,691	$13,678	$106,895	$36,978	$157,551

June 30, 2025
Current	$43,545	$3,212	$4,960	$–	$8,172
Long-term	$12,698	$10,546	$100,175	$56,811	$167,532
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
•our ability to provide our partners with a full solution from target identification to investigational new drug, or Investigational New Drug (“IND”), application submission;
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
Additionally, inflation generally affects us by increasing our employee-related costs and certain other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, potential trade tariffs in Canada and the U.S., uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Quarterly Report.
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
During the second quarter of 2025, we achieved a critical regulatory milestone with the submission of Clinical Trial Applications (CTAs) to Health Canada for two of our therapies: ABCL635 and ABCL575. ABCL635 is being developed as a potential non-hormonal treatment for moderate-to-severe vasomotor symptoms (VMS; hot flashes) associated with menopause, while ABCL575 targets moderate-to-severe atopic dermatitis with potential broader applications in inflammatory and autoimmune conditions. In May 2025, we received No Objection Letters from Health Canada, authorizing both CTAs. We anticipate initiating Phase 1 clinical trials for both programs in Canada during the second half of 2025.
We have initiated dosing of participants in a Phase 1 clinical trial of ABCL635. This is a randomized, placebo-controlled, double-blind Phase 1 study in healthy men and postmenopausal women with or without VMS. Its purpose is to evaluate safety, pharmacokinetics, pharmacodynamics, as well as frequency and severity of VMS with subcutaneous doses of ABCL635, and data from this study is expected to be presented in mid 2026. We also initiated a Phase 1 clinical trial of ABCL575. This is a randomized, placebo-controlled, double-blind study to assess safety and tolerability in healthy participants following subcutaneous doses of ABCL575. ABCL575 is an OX40-ligand-targeting antibody engineered to support a dosing interval of once every 6 months.
We advanced a third program, ABCL688, into IND/CTA-enabling studies in the second quarter of 2025. ABCL688 is a potential antibody therapy for an undisclosed indication in autoimmunity and is the second program from our GPCR and ion channel platform to advance into IND/CTA-enabling studies. We anticipate submission of an IND/CTA for ABCL688 in 2026. The programs align with the Company's strategy of building value, both through strategic partnerships, and through internal discovery and development of potential first-in-class and best-in-class antibody therapies.

We have started a cumulative total of 102 partner-initiated programs with downstream participation and have seen a cumulative total 18 molecules advanced into the clinic, as illustrated by the following chart.

Cumulative # of

PARTNER-INITIATED PROGRAM STARTS WITH DOWNSTREAMS

102
110
100
90
80
70
60
50
40
30
20
10
0
2015 16 17 18 19 20 21 22 23 24 25 Q2

Cumulative # of

MOLECULES IN THE CLINIC

Partner-led
AbCellera-led
18
2
16
18
16
14
12
10
8
6
4
2
0
2015 16 17 18 19 20 21 22 23 24 25 Q2

Note: Showing year-end figures except for most-recent quarter. Historical results are not necessarily indicative of future results.

Financial Highlights
The following table summarizes our key operating results for the three and six months ended June 30, 2024 and June 30, 2025. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three months ended June 30,		Six Months Ended June 30,
Financial Performance	2024	2025	2024	2025
Revenue:
Research fees	$5,453	$6,639	$15,227	$10,707
Licensing revenue	370	10,445	550	10,613
Milestone payments	1,500	–	1,500	–
Total revenue	7,323	17,084	17,277	21,320
Operating expenses:
Research and development(1)	40,927	39,213	80,214	81,711
Other operating expenses	59,850	27,456	85,411	51,855
Total operating expenses	100,777	66,669	165,625	133,566
Loss from operations	(93,454)	(49,585)	(148,348)	(112,246)
Total other income	(45,267)	(13,241)	(57,414)	(22,918)
Net loss before income tax	(48,187)	(36,344)	(90,934)	(89,328)
Net loss	$(36,930)	$(34,727)	$(77,540)	$(80,348)
Net loss per share
Basic	$(0.13)	$(0.12)	$(0.26)	$(0.27)
Diluted	$(0.13)	$(0.12)	$(0.26)	$(0.27)
Operating expenses include stock-based compensation:
Research and development	$8,354	$7,506	$16,578	$15,642
Sales and marketing	1,497	1,424	2,928	2,861
General and administrative	7,931	5,278	15,685	10,490

Financial Position			December 31, 2024	June 30, 2025
Cash and cash equivalents			156,325	92,437
Marketable securities			469,289	460,641
Total cash, cash equivalents, and marketable securities			625,614	553,078
Total assets			1,360,553	1,402,061
Total shareholders' equity			1,056,084	1,007,076
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

Cumulative Metrics	June 30, 2024	June 30, 2025	Change %
Partner-initiated program starts with downstreams	93	102	10%
Molecules in the clinic	14	18	29%

The table below outlines the details of molecules in the clinic as of June 30, 2025:

Molecule	Most advanced stage	Partner[1]	Therapeutic area(s)	Program Type
ABCL635	Clinical trial authorized	n/a	Endocrinology / Women’s Health	AbCellera-led
ABCL575	Clinical trial authorized	n/a	Immunology & Inflammation	AbCellera-led
Bamlanivimab	Marketed, EUA[2]	Eli Lilly and Company	Infectious disease - COVID-19	Partner-led
Bebtelovimab	Marketed, EUA[2]	Eli Lilly and Company	Infectious disease - COVID-19	Partner-led
ABD-147	Phase 1 (Fast Track- and orphan drug-designated)	Abdera Therapeutics inc.	Oncology	Partner-led
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	Partner-led
TAK-920/DNL919	Phase 1[2]	Denali Therapeutics Inc.	Neurology	Partner-led
IVX-01	Clinical field study	Invetx, Inc.	Animal Health	Partner-led
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	Partner-led
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	Partner-led
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
Undisclosed	Phase 1/2	Undisclosed	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
NBL-012	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Dermatology, Gastrointestinal, Immunology	Trianni license
NBL-015/FL-301	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	Phase 1[2]	Undisclosed	Undisclosed	Trianni license
1 If partner-led
[2] Expect no further progress/no ultimate approval.

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
Molecules in the clinic represent the count of unique molecules for which an Investigational New Drug, or IND, New Animal Drug, or equivalent under other regulatory regimes, application has reached “open” status or has otherwise been approved based on an antibody that was discovered either by us or by a partner using licensed AbCellera technology. Where the date of such application approval is not known to us, the date of the first public announcement of a clinical trial will be used for the purpose of this metric. We view this metric as an indication of our near- and mid-term potential revenue from milestone fees and potential royalty payments in the long-term.

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to June 30, 2025:

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
* Effective date of agreement
Results of Operations
Comparison of the three and six months ended June 30, 2024 and June 30, 2025:
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Revenue:
Research fees	$5,453	$6,639	$1,186	22%	$15,227	$10,707	$(4,520)	(30)%
Licensing revenue	370	10,445	10,075	2723%	550	10,613	10,063	1830%
Milestone payments	1,500	–	(1,500)	(100)%	1,500	–	(1,500)	(100)%
Total revenue	$7,323	$17,084	$9,761	133%	$17,277	$21,320	$4,043	23%
Revenue increased by $9.8 million from the three months ended June 30, 2024 compared to the three months ended June 30, 2025 and increased $4.0 million from the six months ended June 30, 2024 compared to the six months ended June 30, 2025. The increase in both periods was primarily attributable to licensing revenue recognized, partially offset by no milestones achieved in 2025 and the timing and increased prioritization of our research and development efforts towards internal programs.
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Research and development	$40,927	$39,213	$(1,714)	(4)%	$80,214	$81,711	$1,497	2%

Research and development expenses decreased by $1.7 million, or (4)%, from the three months ended June 30, 2024 compared to the three months ended June 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $21.2 million for the three months ended June 30, 2024, compared to $22.0 million for the three months ended June 30, 2025. The increase in compensation expense was consistent with an increase in research and development department headcount as the company continues forward integration and advancing its internal pipeline. Third-party research and development expenses were $7.6 million for the three months ended June 30, 2024, compared to $6.5 million for the three months ended June 30, 2025, and other research and development expenses related to facilities and supplies were $12.1 million for the three months ended June 30, 2024, compared to $10.7 million for the three months ended June 30, 2025. The overall decrease in the quarter was due to the timing of preclinical, discovery, and other research program activities.
Research and development expenses increased by $1.5 million, or 2%, from the six months ended June 30, 2024 compared to the six months ended June 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $43.2 million for the six months ended June 30, 2024, compared to $45.2 million for the six months ended June 30, 2025. The increase in compensation expense was consistent with an increase in research and development department headcount as the company continues forward integration and advancing its internal pipeline. Third-party research and development expenses were $13.2 million for the six months ended June 30, 2024, compared to $15.2 million for the six months ended June 30, 2025, and other research and development expenses related to facilities and supplies were $23.8 million for the six months ended June 30, 2024, compared to $21.3 million for the six months ended June 30, 2025. The overall increase in 2025 was due to preclinical, discovery, and other research program activities performed to bring two internal programs into the clinic and advance our pipeline.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Sales and marketing	$3,136	$3,009	$(127)	(4)%	$6,501	$5,851	$(650)	(10)%
Sales and marketing expenses decreased by $0.1 million, or (4)%, from the three months ended June 30, 2024 compared to the three months ended June 30, 2025, and decreased by $0.7 million, or (10)%, from the six months ended June 30, 2024 compared to the six months ended June 30, 2025. The decrease in both periods was attributable to a reduction in total compensation expense and other expenses related to our business development activity.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
General and administrative	$20,192	$18,977	$(1,215)	(6)%	$37,544	$35,203	$(2,341)	(6)%
General and administrative expenses decreased by $1.2 million, or (6)%, from the three months ended June 30, 2024 compared to the three months ended June 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $12.1 million for the three months ended June 30, 2024, compared to $8.6 million for the three months ended June 30, 2025. The decrease in compensation expense is a result of our continued optimization of headcount and a reduction in the total fair value of equity awards granted in 2025. Legal, software, and other general administrative costs were $8.1 million for the three months ended June 30, 2024, compared to $10.4 million for the three months ended June 30, 2025. The increase was primarily due to the defense of our intellectual property, partially offset by a reduction in software expenses.
General and administrative expenses decreased by $2.3 million, or (6)%, from the six months ended June 30, 2024 compared to the six months ended June 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $24.1 million for the six months ended June 30, 2024, compared to $17.1 million for the six months ended June 30, 2025. The decrease in compensation expense is a result of our continued optimization of headcount and a reduction in the total fair value of equity awards granted in 2025. Legal, software, and other general administrative costs were $13.4 million for the six months ended June 30, 2024, compared to $18.1 million for the six months ended June 30, 2025. The increase was primarily due to the defense of our intellectual property, partially offset by a reduction in software expenses.

Depreciation, Amortization, and Impairment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Depreciation, amortization, and impairment	$36,522	$5,470	$(31,052)	(85)%	$41,366	$10,801	$(30,565)	(74)%
Depreciation, amortization, and impairment expense decreased by $31.1 million, or (85)%, from the three months ended June 30, 2024 compared to the three months ended June 30, 2025 and decreased by $30.6 million, or (74)%, from the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily attributable to a full impairment charge of the carrying value of $32.0 million (or $23.2 million, net of deferred income tax) recognized in 2024 associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics as a result of the Company's ongoing internal program portfolio prioritization.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Interest income	$(9,801)	$(7,592)	$2,209	(23)%	$(20,202)	$(15,643)	$4,559	(23)%
Interest income decreased by $2.2 million, or (23)%, from the three months ended June 30, 2024 compared to the three months ended June 30, 2025 and decreased $4.6 million, or (23)%, from the six months ended June 30, 2024 compared to the six months ended June 30, 2025. The decrease was primarily driven by our cash, cash equivalents, and marketable securities balances and interest rate yields in the period.
Grants and Incentives

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Grants and incentives	$(3,310)	$(3,692)	$(382)	12%	$(6,585)	$(7,845)	$(1,260)	19%
Grants and incentives increased by $0.4 million, or 12%, from the three months ended June 30, 2024 compared to the three months ended June 30, 2025 and increased by $1.3 million, or 19%, from the six months ended June 30, 2024 and six months ended June 30, 2025. The increase was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.
Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Other	$(32,156)	$(1,957)	$30,199	(94)%	$(30,627)	$570	$31,197	(102)%
Other income decreased by $30.2 million from the three months ended June 30, 2024 compared to the three months ended June 30, 2025 and decreased $31.2 million from the six months ended June 30, 2024 compared to the six months ended June 30, 2025. Further to the intangible asset impairment discussion above, at June 30, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value of the Company's ongoing internal program portfolio prioritization, resulting in a $32.4 million non-cash fair value gain primarily attributable for the decrease. The decrease in other income was partially offset due to a foreign exchange gain in the period due to fluctuations in the Canadian and U.S. dollar exchange rate and other fair value adjustments.
Income Tax Recovery

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Income tax recovery	$(11,257)	$(1,617)	$9,640	(86)%	$(13,394)	$(8,980)	$4,414	(33)%
Income tax recovery decreased by $9.6 million from the three months ended June 30, 2024 compared to the three months ended June 30, 2025 and decreased by $4.4 million or (33)% from the six months ended June 30, 2024 compared to six months ended June 30, 2025. The decrease was primarily driven by the current net loss and a change in effective income tax rates impacted from the availability of carry-back of losses to recover previously paid taxes.
Liquidity and Capital Resources
As of June 30, 2025, we had $553.1 million of cash, cash equivalents and marketable securities, comprising $92.4 million in cash and cash equivalents and $460.6 million in marketable securities. The decrease of $72.5 million since December 31, 2024, was primarily from a combination of cash flow used in operations due to our continued research and development activity, execution of internal and partnered programs, building our internal pipeline, and investments in our corporate headquarters and clinical manufacturing facility under construction, partially offset by government contributions received in the six months ended June 30, 2025.
While we have generated positive operating cash flows in the past, we intend to significantly invest in our business, and as a result may continue to incur operating losses in future periods. We will continue to use our significant available liquidity from our cash, cash equivalents, and marketable securities to fund and invest in research and development efforts towards expanding our capabilities and expertise, execute and build our internal pipeline, and the expansion of our corporate headquarters, clinical manufacturing facility and related infrastructure, including optimization of long-term office-lease arrangements, including our intention to assign or fully sublease the office and laboratory space constructed through the Beedie JV.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2025
Net cash provided by (used in):
Operating activities	$(71,674)	$(43,958)
Investing activities	82,008	(23,876)
Financing activities	5,482	2,595
Effect of exchange rate fluctuations on cash and cash equivalents	(824)	1,351
Net increase (decrease) in cash and cash equivalents	$14,992	$(63,888)
Operating activities
Net cash used in operating activities decreased from $71.7 million in the six months ended June 30, 2024 to $44.0 million in the six months ended June 30, 2025. The decrease in cash flows used in operations was primarily attributable to an increase in deferred revenues and working capital movements including a reduction in accounts and grants receivable in six months ended June 30, 2025.

Investing activities
Net cash associated with investing activities changed from $82.0 million provided by investing activities in the six months ended June 30, 2024 to $23.9 million used in investing activities in the six months ended June 30, 2025. The decrease in cash provided by investing activities was primarily attributable to a reduction in grant funding received in the period and proceeds from marketable securities, partially offset by an increase in purchases of other long-term assets in the six months ended June 30, 2025.
Financing activities
Net cash provided by financing activities decreased from $5.5 million in the six months ended June 30, 2024 to $2.6 million in the six months ended June 30, 2025. The decrease was primarily attributable to the contingent consideration paid entirely in the second quarter of 2025, partially offset by proceeds from other long-term liabilities.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2024. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Except for the ongoing implementation of the ERP system, there were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The Company continues to protect its intellectual property against Bruker Cellular Analysis. Fact discovery of the patent infringement litigation against Bruker has closed and an eight (8) day jury trial has been scheduled for January 2026. The Company maintains its belief in the merits of its case and will continue to enforce its intellectual property portfolio worldwide.
The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit (CAFC) occurred in May 2025. The U.S. Patent Trial and Appeal Board (PTAB) rejected all of Bruker’s arguments and now the CAFC has confirmed that all claims of AbCellera’s ‘408 Patent are valid.
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

Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred losses in certain years since inception, including in 2025, and we may not be able to generate sufficient revenue to achieve profitability.
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
For programs that are led by a partner, but for which we have downstream economic participation, our future success is dependent on the eventual approval and commercialization of products developed by our partners for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
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
We have a limited number of product candidates. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in any country until we obtain regulatory approval from the relevant health authorities. The majority of our product candidates are in preclinical development and we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
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
Any of these factors could significantly harm our future international expansion and operations and, consequently, our business, financial condition, results of operations and prospects. For example, we continue to monitor and evaluate the potential impact of the imposition of tariffs announced by the Trump Administration to our business and financial condition. Significant tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China, may cause inflationary pressures and higher costs on certain imports from the affected countries. If maintained, the announced tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. We import materials, supplies, and lab and manufacturing equipment from the U.S. and are currently monitoring the potential impact, if any, of actions taken in response to these potential tariffs. While we do not believe that the tariffs will have a material adverse effect upon our results of operations, financial condition, or liquidity, there may be an impact to the costs of our input goods we purchase in the future. In addition, certain international markets are subject to significant political and economic uncertainty, including for example the effect of the withdrawal of the United Kingdom from the European Union. Significant political and economic developments in international markets for which we intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions.
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

As of June 30, 2025, we owned or exclusively licensed over 100 issued or allowed patents and over 70 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
In July 2020, we filed a complaint against Bruker Cellular Analysis (formerly known as Berkeley Lights, Inc.; Berkeley Lights, Inc. rebranded itself as PhenomeX and was later acquired by Bruker Cellular Analysis) ("Bruker"), in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Bruker's Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the three lawsuits were transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated. In 2021, Bruker filed Petitions for inter partes review of U.S. Patent Nos. 10,087,408, 10,421,936, and 10,738,270. The PTAB subsequently denied two Petition but instituted one Petition. Trial on the instituted Petition occurred in November 2022 and in January 2023, the PTAB issued its Final Written Decision with respect to U.S. Patent No. 10,087,408 rejecting all of Bruker's grounds of unpatentability and determining that none of the challenged claims are unpatentable. The PTAB issued a second written opinion denying Bruker's request for rehearing of its prior written decision. The patent infringement litigation against Bruker is currently in fact discovery. An eight (8) day jury trial has been scheduled for January 2026. On July 26, 2023, Bruker filed a Notice of Appeal in IPR2021-1249 matter to the United States Court of Appeals for the Federal Circuit CAFC). The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit occurred in May 2025. The U.S. Patent Trial and Appeal Board (PTAB) rejected all of Bruker’s arguments and now the CAFC has confirmed that all claims of AbCellera’s ‘408 Patent are valid.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AbCellera Biologics Inc.

Date: August 7, 2025	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)