Form 10-Q
period 2025-09-30
AbCellera Biologics Inc.
filed 2025-11-06
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 299,335,048 common shares, no par value per share, outstanding.

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
•Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets could have an adverse non-cash accounting impact on our results of operations.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2024	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$156,325	$83,159
Marketable securities	469,289	412,513
Total cash, cash equivalents, and marketable securities	625,614	495,672
Accounts and accrued receivable	33,616	41,456
Restricted cash	25,000	25,000
Other current assets	67,140	133,012
Total current assets	751,370	695,140
Long-term assets:
Property and equipment, net	340,429	427,358
Intangible assets, net	42,113	39,321
Goodwill	47,806	47,806
Investments in equity accounted investees	82,297	93,301
Other long-term assets	96,538	53,066
Total long-term assets	609,183	660,852
Total assets	$1,360,553	$1,355,992
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$55,004	$53,117
Contingent consideration payable	8,087	–
Deferred revenue	13,521	15,687
Total current liabilities	76,612	68,804
Long-term liabilities:
Operating lease liability	60,743	137,052
Deferred revenue	5,700	5,850
Deferred government contributions	149,893	169,118
Deferred tax liability	10,052	9,744
Other long-term liabilities	1,469	1,386
Total long-term liabilities	227,857	323,150
Total liabilities	304,469	391,954
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2024 and September 30, 2025: 295,757,002 and 299,011,566 shares issued and outstanding at December 31, 2024 and September 30, 2025, respectively	777,171	794,469
Additional paid-in capital	166,361	192,804
Accumulated other comprehensive loss	(4,378)	(2,698)
Accumulated earnings (deficit)	116,930	(20,537)
Total shareholders' equity	1,056,084	964,038
Total liabilities and shareholders' equity	$1,360,553	$1,355,992
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Revenue:
Research fees	$6,289	$8,817	$21,516	$19,524
Licensing revenue	218	138	767	10,751
Milestone payments	–	–	1,500	–
Total revenue	6,507	8,955	23,783	30,275
Operating expenses:
Research and development(1)	40,969	55,028	121,183	136,736
Sales and marketing(1)	3,135	2,906	9,635	8,757
General and administrative(1)	19,147	22,052	56,691	57,255
Depreciation, amortization, and impairment	36,919	5,247	78,285	16,048
Total operating expenses	100,170	85,233	265,794	218,796
Loss from operations	(93,663)	(76,278)	(242,011)	(188,521)
Other (income) expense:
Interest income	(9,603)	(6,765)	(29,805)	(22,409)
Grants and incentives	(3,491)	(2,729)	(10,076)	(10,574)
Other	(17,937)	1,984	(48,564)	2,558
Total other income	(31,031)	(7,510)	(88,445)	(30,425)
Net loss before income tax	(62,632)	(68,768)	(153,566)	(158,096)
Income tax recovery	(11,525)	(11,649)	(24,919)	(20,629)
Net loss	$(51,107)	$(57,119)	$(128,647)	$(137,467)
Foreign currency translation adjustment	841	(41)	488	1,680
Comprehensive loss	$(50,266)	$(57,160)	$(128,159)	$(135,787)

Net loss per share
Basic	$(0.17)	$(0.19)	$(0.44)	$(0.46)
Diluted	$(0.17)	$(0.19)	$(0.44)	$(0.46)
Weighted-average common shares outstanding
Basic	294,851,945	298,875,174	293,930,702	298,366,169
Diluted	294,851,945	298,875,174	293,930,702	298,366,169
The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)Exclusive of depreciation, amortization, and impairment

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,598,750	12,897	(12,746)	–	–	151
Stock-based compensation	–	–	14,988	–	–	14,988
Foreign currency translation adjustment	–	–	–	–	(2,620)	(2,620)
Net loss	–	–	–	(45,621)	–	(45,621)
Balances as of March 31, 2025	298,355,752	$790,068	$168,603	$71,309	$(6,998)	$1,022,982
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	297,215	1,600	(1,527)	–	–	73
Stock-based compensation	–	–	14,407	–	–	14,407
Foreign currency translation adjustment	–	–	–	–	4,341	4,341
Net loss	–	–	–	(34,727)	–	(34,727)
Balances as of June 30, 2025	298,652,967	$791,668	$181,483	$36,582	$(2,657)	$1,007,076
Shares issued and restricted stock units ("RSUs") vested under stock option plan	358,599	2,801	(2,687)	–	–	114
Stock-based compensation expense	–	–	14,008	–	–	14,008
Foreign currency translation adjustment	–	–	–	–	(41)	(41)
Net loss	–	–	–	(57,119)	–	(57,119)
Balances as of September 30, 2025	299,011,566	$794,469	$192,804	$(20,537)	$(2,698)	$964,038

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,796,342	11,363	(10,471)	–	–	892
Stock-based compensation	–	–	17,409	–	–	17,409
Foreign currency translation adjustment	–	–	–	–	(96)	(96)
Net loss	–	–	–	(40,610)	–	(40,610)
Balances as of March 31, 2024	293,621,312	$764,562	$127,990	$239,177	$(1,816)	$1,129,913
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	1,044,220	5,404	(4,944)	–	–	460
Stock-based compensation	–	–	17,782	–	–	17,782
Foreign currency translation adjustment	–	–	–	–	(257)	(257)
Net loss	–	–	–	(36,930)	–	(36,930)
Balances as of June 30, 2024	294,665,532	$769,966	$140,828	$202,247	$(2,073)	$1,110,968
Shares issued and restricted stock units ("RSUs") vested under stock option plan	491,942	2,866	(2,638)	–	–	228
Stock-based compensation expense	–	–	17,164	–	–	17,164
Foreign currency translation adjustment	–	–	–	–	841	841
Net loss	–	–	–	(51,107)	–	(51,107)
Balances as of September 30, 2024	295,157,474	$772,832	$155,354	$151,140	$(1,232)	$1,078,094
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Nine months ended September 30,
	2024	2025
Cash flows from operating activities:
Net loss	$(128,647)	$(137,467)
Cash flows from operating activities:
Depreciation of property and equipment	10,437	13,257
Amortization and impairment of intangible assets	67,848	2,791
Amortization of operating lease right-of-use assets	4,813	4,853
Stock-based compensation	52,355	42,888
Fair value (gain)/loss on contingent consideration	(30,731)	613
Other	(35,887)	988
Changes in operating assets and liabilities:
Research fees and grants receivable	(54,258)	(15,957)
Income taxes payable (receivable)	(8,709)	(19,792)
Accounts payable and accrued liabilities	4,018	(2,286)
Deferred revenue	(13,474)	2,316
Deferred grant income	30,671	(2,834)
Other assets	1,008	14,078
Net cash used in operating activities	(100,556)	(96,552)
Cash flows from investing activities:
Purchases of property and equipment	(62,766)	(32,929)
Purchase of marketable securities	(612,249)	(324,704)
Proceeds from marketable securities	735,989	386,536
Receipt of grant funding	29,150	7,366
Long-term investments and other assets	13,538	(16,771)
Investment in equity accounted investees	(17,956)	(6,886)
Net cash provided by investing activities	85,706	12,612
Cash flows from financing activities:
Payment of liability for in-licensing agreement and other	(552)	(9,240)
Proceeds from other liabilities and exercise of stock options	9,179	19,207
Net cash provided by financing activities	8,627	9,967
Effect of exchange rate changes on cash and cash equivalents	(457)	807
Decrease in cash and cash equivalents	(6,680)	(73,166)
Cash and cash equivalents and restricted cash, beginning of period	160,610	183,615
Cash and cash equivalents and restricted cash, end of period	$153,930	$110,449
Restricted cash included in other assets	2,290	2,290
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$151,640	$108,159
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	15,989	10,457
Right-of-use assets obtained in exchange for operating lease obligation	2,232	76,118
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)
1. Nature of operations
AbCellera Biologics Inc.’s (the “Company”) is a clinical-stage biotechnology company focused on discovering and developing antibody-based medicines in the areas of endocrinology, women’s health, immunology, and oncology. The Company aims to bring antibody therapeutics from target to clinic by combining expertise, technologies, and infrastructure to build our capabilities for antibody drug discovery and development. The Company uses its capabilities to develop its own pipeline of future antibody drugs and works with partners to build a large and diversified portfolio of royalty (and equivalent) stakes in future antibody drugs.
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024.
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
Recent accounting pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements. While the Company expects the adoption of this ASU could result in increased disclosures related to its expenses, it does not anticipate the amendments will have a material impact on its consolidated financial statements.

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Basic and diluted loss per share	2024	2025	2024	2025
Net loss	$(51,107)	$(57,119)	$(128,647)	$(137,467)
Weighted-average common shares outstanding	294,851,945	298,875,174	293,930,702	298,366,169
Net loss per share - basic and diluted	$(0.17)	$(0.19)	$(0.44)	$(0.46)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and September 30, 2025 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2024 and September 30, 2025 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 58,027,706 and 58,543,314, and 70,688,214 and 71,461,941 potential common shares for the three and nine months ended September 30, 2024 and 2025, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2024	September 30, 2025
Land	$53,405	$53,405
Building	52,913	53,110
Equipment	84,288	97,157
Leasehold and building improvements	122,892	138,399
Operating lease right-of-use assets (Note 7)	66,649	137,914
Property and equipment	380,147	479,985
Less: accumulated depreciation	(39,718)	(52,627)
Property and equipment, net	$340,429	$427,358
As of December 31, 2024 and September 30, 2025, property and equipment includes leasehold and building improvements and construction in progress in the amount of $103.2 million and $118.7 million, respectively, and construction deposits of $14.4 million and $26.6 million, respectively, that have not commenced depreciation. Depreciation expense on property and equipment for the three and nine months ended September 30, 2024 and 2025 was $3.8 million and $10.4 million, and $4.3 million and $13.3 million, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	December 31, 2024			September 30, 2025
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$29,111	$9,322	$38,433	$30,358	$8,075
Technology	52,700	19,909	32,791	52,700	21,454	31,246
Total	$91,133	$49,020	$42,113	$91,133	$51,812	$39,321

Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended September 30:

Amortization Expense
2026	$3,732
2027	3,732
2028	3,732
2029	3,732
2030	2,983
$17,911
7. Investments in equity accounted investees and other assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of future office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three and nine months ended September 30, 2024 and 2025.
Dayhu JV
As of December 31, 2024 and September 30, 2025, the equity investment balance was $41.0 million and $41.5 million, respectively, of which substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2024 and September 30, 2025, the Company recorded a right-of-use asset of $48.5 million and $46.6 million, respectively, and an operating lease liability of $46.3 million and $46.6 million, respectively, associated with an office lease with the Dayhu JV. In the three and nine months ended September 30, 2024 and 2025, the Company incurred lease expense of $1.3 million and $4.0 million, and $1.3 million and $3.8 million, respectively, to the Dayhu JV included within operating expenses.
At December 31, 2024 and September 30, 2025, the Company had a loan receivable balance of $32.0 million and $33.1 million, respectively, directly with our JV partner, Dayhu, included in other current assets.
Beedie JV
As of December 31, 2024 and September 30, 2025, the equity investment balance was $41.3 million and $51.8 million, respectively, of which substantially all the assets in the Beedie JV are comprised of property and equipment. In May 2025, the Company commenced a 20 year (and optional two additional five year term extensions) lease for the office and laboratory space representing undiscounted future lease payments of $0.9 million for the remainder of 2025, approximately $5.4 million for each of the next four years, and $108.4 million for the remaining term thereafter. Upon lease commencement, the Company recognized a lease liability of $66.4 million, with a corresponding right-of-use asset of the same amount, using a 6.8% discount rate. In the three and nine months ended September 30, 2025, the Company incurred lease expense of $1.7 million and $2.8 million, respectively, to the Beedie JV included within operating expenses.
At December 31, 2024, the Company had a loan receivable balance of $29.6 million included in other long-term assets, and a loan receivable balance of $38.2 million at September 30, 2025 included within other current assets. The loan receivable is directly with our JV partner, Beedie, which relates to the land and construction loan.

8. Other current assets and liabilities
Other current assets

	December 31, 2024	September 30, 2025
Taxes receivable	$26,534	$46,656
Prepaid expenses and other	8,626	15,108
Loans receivable from JV partners (Note 7)	31,980	71,248
Total other current assets	$67,140	$133,012
Current accounts payable and other current liabilities

	December 31, 2024	September 30, 2025
Accounts payable and accrued liabilities	$34,350	$31,774
Current portion of operating lease liability	4,621	5,166
Payroll liabilities	8,375	7,234
Current portion of deferred government contribution	7,658	8,943
Total accounts payable and other current liabilities	$55,004	$53,117
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	26,732,456	$0.99
Granted	–	–
Exercised	(1,411,483)	0.22
Forfeited	–	–
Outstanding as of September 30, 2025	25,320,973	$1.03
Options exercisable as of September 30, 2025	25,279,135	$1.03
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2024	24,008,664	$9.93
Granted	13,838,107	2.94
Exercised	(9,618)	3.69
Forfeited	(1,474,669)	7.06
Outstanding as of September 30, 2025	36,362,484	$7.39
Options exercisable as of September 30, 2025	14,789,629	$11.69

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,629,833	$7.53
Granted	4,941,754	2.92
Vested and settled	(1,833,463)	8.82
Forfeited	(733,367)	5.45
Outstanding as of September 30, 2025	9,004,757	$4.91
As of September 30, 2025, the number of shares available for issuance under the 2020 Plan was 32,103,593, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2025	2024	2025
Research and development	$7,621	$7,151	$24,199	$22,793
Sales and marketing	1,545	1,366	4,473	4,227
General and administrative	7,998	5,377	23,683	15,868
	$17,164	$13,894	$52,355	$42,888
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2023	September 30, 2024	December 31, 2024	September 30, 2025
Deferred revenue	$27,153	$13,678	$19,221	$21,537
During the three and nine months ended September 30, 2024 and 2025, the Company recognized $5.9 million and $18.9 million, and $8.6 million and $9.5 million, respectively, that was included in deferred revenue at the end of the preceding periods.
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
At September 30, 2025, the Company also held non-marketable securities included in other long-term assets of $29.1 million (December 31, 2024 - $32.3 million). These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of September 30, 2025, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.5 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at September 30, 2025:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$57,763	$–	$–	$57,763
Certificate of deposit	–	70,033	–	70,033
Commercial paper	–	46,561	–	46,561
Corporate bonds	–	151,034	–	151,034
Asset backed securities	–	87,122	–	87,122
	$57,763	$354,750	$–	$412,513
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. Immaterial amounts were expensed during the three and nine months ended September 30, 2024 or September 30, 2025.
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
The Government of Canada has committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid is based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. From inception to September 30, 2025, the Company has recorded CAD $112.1 million ($81.6 million) in respect of the funding.
The Government of British Columbia has committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. From inception to September 30, 2025, the Company has recorded CAD $38.0 million ($28.2 million) in respect of the funding commitment.

Impact to Consolidated Financial Statements
The Company recognized the following on the consolidated balance sheets:

	September 30, 2025
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1 (Canada)	$12,622	$2,789	$78,552	$–	$81,341
Government Contribution 2 (Canada)	21,573	9,775	–	60,321	70,096
Government Contribution 2 (British Columbia)	17,284	–	25,638	–	25,638
Other Government Grants	–	986	–	–	986
September 30, 2025	$51,479	$13,550	$104,190	$60,321	$178,061
December 31, 2024	$50,691	$13,678	$106,895	$36,978	$157,551

September 30, 2025
Current	$39,050	$2,998	$5,945	$–	$8,943
Long-term	$12,429	$10,552	$98,245	$60,321	$169,118
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
Overview
We are a team of scientists, engineers, and business professionals focused on discovering and developing first-in-class and best-in-class antibody-based medicines for indications with high unmet medical need. To address the barriers of conventional antibody drug development, we have built the capabilities to discover and develop antibody-based medicines in the areas of endocrinology, women’s health, immunology, and oncology. To maximize the value and impact of our work, we are advancing a pipeline of internal programs and strategically partnering with companies that have novel science, innovative technology, or a strong track record of bringing programs through clinical development.
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
•pursue internal and co-development programs in preclinical and clinical development;
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
During the second quarter of 2025, we achieved a critical regulatory milestone with the submission of Clinical Trial Applications (CTAs) to Health Canada for two of our therapies: ABCL635 and ABCL575. ABCL635 is being developed as a potential non-hormonal treatment for moderate-to-severe vasomotor symptoms (VMS; hot flashes) associated with menopause, while ABCL575 targets moderate-to-severe atopic dermatitis with potential broader applications in inflammatory and autoimmune conditions. In May 2025, we received No Objection Letters from Health Canada, authorizing both CTAs. We have initiated dosing participants in Phase 1 clinical trials for both programs in Canada during the second half of 2025.
The Phase 1 clinical trial of ABCL635 is a randomized, placebo-controlled, double-blind Phase 1 study in healthy men and postmenopausal women with or without VMS. Its purpose is to evaluate safety, pharmacokinetics, pharmacodynamics, as well as frequency and severity of VMS with subcutaneous doses of ABCL635, and data from this study is expected to be presented in mid 2026. The Phase 1 clinical trial of ABCL575 is a randomized, placebo-controlled, double-blind study to assess safety and tolerability in healthy participants following subcutaneous doses of ABCL575. ABCL575 is an OX40-ligand-targeting antibody engineered to support a dosing interval of once every 6 months.
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
We have started a cumulative total of 103 partner-initiated programs with downstream participation and have seen a cumulative total 18 molecules advanced into the clinic, as illustrated by the following chart.

Cumulative # of

PARTNER-INITIATED PROGRAM STARTS WITH DOWNSTREAMS

110
100
90
80
70
60
50
40
30
20
10
0
103
2015
16
17
18
19
20
21
22
23
24
25
Q3

Cumulative # of

MOLECULES IN THE CLINIC

Partner-led
AbCellera-led
18
16
14
12
10
8
6
4
2
0
18
2
16
2015
16
17
18
19
20
21
22
23
24
25
Q3

Note: Showing year-end figures except for most-recent quarter. Historical results are not necessarily indicative of future results.

Financial Highlights
The following table summarizes our key operating results for the three and nine months ended September 30, 2024 and September 30, 2025. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three months ended September 30,		Nine Months Ended September 30,
Financial Performance	2024	2025	2024	2025
Revenue:
Research fees	$6,289	$8,817	$21,516	$19,524
Licensing revenue	218	138	767	10,751
Milestone payments	–	–	1,500	–
Total revenue	6,507	8,955	23,783	30,275
Operating expenses:
Research and development(1)	40,969	55,028	121,183	136,736
Other operating expenses	59,201	30,205	144,611	82,060
Total operating expenses	100,170	85,233	265,794	218,796
Loss from operations	(93,663)	(76,278)	(242,011)	(188,521)
Total other income	(31,031)	(7,510)	(88,445)	(30,425)
Net loss before income tax	(62,632)	(68,768)	(153,566)	(158,096)
Net loss	$(51,107)	$(57,119)	$(128,647)	$(137,467)
Net loss per share
Basic	$(0.17)	$(0.19)	$(0.44)	$(0.46)
Diluted	$(0.17)	$(0.19)	$(0.44)	$(0.46)
Stock-based compensation included within operating expenses:
Research and development	$7,621	$7,151	$24,199	$22,793
Sales and marketing	1,545	1,366	4,473	4,227
General and administrative	7,998	5,377	23,683	15,868

Financial Position			December 31, 2024	September 30, 2025
Cash and cash equivalents			156,325	83,159
Marketable securities			469,289	412,513
Total cash, cash equivalents, and marketable securities			625,614	495,672
Total assets			1,360,553	1,355,992
Total shareholders' equity			1,056,084	964,038
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
•Pursuing drug discovery and development opportunities internally. As our discovery and development capabilities have matured, we are increasingly in a position to pursue attractive, well-validated targets ourselves, e.g. in the GPCR, ion channel, and TCE spaces. Such programs have the potential to yield first-in-class drug candidates in indications with substantial unmet medical need which we would wholly own. We plan on investing significant resources in the preclinical and clinical development of internal programs which will impact our financial results. The investments in each program are undertaken at risk and may ultimately not yield a return.
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

Cumulative Metrics	September 30, 2024	September 30, 2025	Change %
Partner-initiated program starts with downstreams	95	103	8%
Molecules in the clinic	14	18	29%

The table below outlines the details of molecules in the clinic as of September 30, 2025:

Molecule	Most advanced stage	Partner[1]	Therapeutic area(s)	Program Type
ABCL635	Clinical trial authorized	n/a	Endocrinology / Women’s Health	AbCellera-led
ABCL575	Clinical trial authorized	n/a	Immunology & Inflammation	AbCellera-led
Bamlanivimab	Marketed, EUA[2]	Eli Lilly and Company	Infectious disease - COVID-19	Partner-led
Bebtelovimab	Marketed, EUA[2]	Eli Lilly and Company	Infectious disease - COVID-19	Partner-led
ABD-147	Phase 1 (Fast Track- and orphan drug-designated)	Abdera Therapeutics inc.	Oncology	Partner-led
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	Partner-led
TAK-920/DNL919	Phase 1[2]	Denali Therapeutics Inc.	Neurology	Partner-led
IVX-01	Clinical field study	Invetx, Inc.	Animal Health	Partner-led
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	Partner-led
Undisclosed	Clinical field study	Invetx, Inc.	Animal Health	Partner-led
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
Undisclosed	Phase 1/2	Undisclosed	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
NBL-012	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Dermatology, Gastrointestinal, Immunology	Trianni license
NBL-015/FL-301	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	Phase 1[2]	Undisclosed	Undisclosed	Trianni license
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

Summary partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to September 30, 2025:

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
* Effective date of agreement
Results of Operations
Comparison of the three and nine months ended September 30, 2024 and September 30, 2025:
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Revenue:
Research fees	$6,289	$8,817	$2,528	40%	$21,516	$19,524	$(1,992)	(9)%
Licensing revenue	218	138	(80)	(37)%	767	10,751	9,984	1302%
Milestone payments	–	–	–	–%	1,500	–	(1,500)	(100)%
Total revenue	$6,507	$8,955	$2,448	38%	$23,783	$30,275	$6,492	27%
Revenue increased by $2.4 million from the three months ended September 30, 2024 compared to the three months ended September 30, 2025 and increased $6.5 million from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. The increase in the three months ended September 30, 2025 is attributable to the timing and progress of our research and development efforts. The increase in the nine months ended September 30, 2025 was primarily attributable to licensing revenue recognized, partially offset by no milestones achieved in 2025 and the timing and progress of our research and development efforts.

Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Research and development	$40,969	$55,028	$14,059	34%	$121,183	$136,736	$15,553	13%
Research and development expenses increased by $14.1 million, or 34%, from the three months ended September 30, 2024 compared to the three months ended September 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $20.3 million for the three months ended September 30, 2024, compared to $21.2 million for the three months ended September 30, 2025. The increase in compensation expense was consistent with an increase in research and development department headcount as the company continues forward integration and advancing its internal pipeline. Third-party research and development expenses were $8.3 million for the three months ended September 30, 2024, compared to $5.2 million for the three months ended September 30, 2025 driven by the timing of work performed on our two AbCellera-led assets in the clinic. The Company also made specific investments in two internal programs totalling $15.0 million in the three months ended September 30, 2025. Other research and development expenses related to facilities and supplies were $12.3 million for the three months ended September 30, 2024, compared to $13.6 million for the three months ended September 30, 2025. Changes in the quarter were due to the timing of preclinical, discovery, and other research program activities.
Research and development expenses increased by $15.6 million, or 13%, from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $63.6 million for the nine months ended September 30, 2024, compared to $66.4 million for the nine months ended September 30, 2025. The increase in compensation expense was consistent with an increase in research and development department headcount as the company continues forward integration and advancing its internal pipeline. Third-party research and development expenses were $21.5 million for the nine months ended September 30, 2024, compared to $20.4 million for the nine months ended September 30, 2025 driven by the timing of work performed on our two AbCellera-led assets in the clinic. The Company also made specific investments in two internal programs totalling $15.0 million in the nine months ended September 30, 2025. Other research and development expenses related to facilities and supplies were $36.1 million for the nine months ended September 30, 2024, compared to $35.0 million for the nine months ended September 30, 2025. Changes in the period were due to the timing of preclinical, discovery, and other research program activities.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Sales and marketing	$3,135	$2,906	$(229)	(7)%	$9,635	$8,757	$(878)	(9)%
Sales and marketing expenses decreased by $0.2 million, or (7)%, from the three months ended September 30, 2024 compared to the three months ended September 30, 2025, and decreased by $0.9 million, or (9)%, from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. The decrease in both periods was attributable to a reduction in total compensation expense and other expenses related to our business development activity.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
General and administrative	$19,147	$22,052	$2,905	15%	$56,691	$57,255	$564	1%
General and administrative expenses increased by $2.9 million, or 15%, from the three months ended September 30, 2024 compared to the three months ended September 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $12.2 million for the three months ended September 30, 2024, compared to $8.4 million for the three months ended September 30, 2025. The decrease in compensation expense is a result of our continued optimization of headcount and a reduction in the total fair value of equity awards granted in 2025. Legal, software, and other general administrative costs were $6.9 million for the three months ended September 30, 2024, compared to $13.6 million for the three months ended September 30, 2025. The increase was primarily due to the defense of our intellectual property, partially offset by a reduction in software expenses.
General and administrative expenses increased by $0.6 million, or 1%, from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. Total compensation expense, inclusive of stock-based compensation, was $36.3 million for the nine months ended September 30, 2024, compared to $25.5 million for the nine months ended September 30, 2025. The decrease in compensation expense is a result of our continued optimization of headcount and a reduction in the total fair value of equity awards granted in 2025. Legal, software, and other general administrative costs were $20.4 million for the nine months ended September 30, 2024, compared to $31.7 million for the nine months ended September 30, 2025. The increase was primarily due to the defense of our intellectual property, partially offset by a reduction in software expenses.
Depreciation, Amortization, and Impairment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Depreciation, amortization, and impairment	$36,919	$5,247	$(31,672)	(86)%	$78,285	$16,048	$(62,237)	(80)%
Depreciation, amortization, and impairment expense decreased by $31.7 million, or (86)%, from the three months ended September 30, 2024 compared to the three months ended September 30, 2025 and decreased by $62.2 million, or (80)%, from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease is primarily attributable to impairment charges recognized in 2024 a result of the Company's ongoing internal program prioritization. In the quarter ended September 30, 2024, the Company recognized a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2020 acquisition of Trianni, due to discontinuing the development of next-generation transgenic mice. In the quarter ended June 30, 2024, the Company also recognized a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Interest income	$(9,603)	$(6,765)	$2,838	(30)%	$(29,805)	$(22,409)	$7,396	(25)%
Interest income decreased by $2.8 million, or (30)%, from the three months ended September 30, 2024 compared to the three months ended September 30, 2025 and decreased $7.4 million, or (25)%, from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. The decrease was primarily driven by our cash, cash equivalents, and marketable securities balances and interest rate yields in the period.
Grants and Incentives

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Grants and incentives	$(3,491)	$(2,729)	$762	(22)%	$(10,076)	$(10,574)	$(498)	5%
Grants and incentives decreased by $0.8 million, or (22)%, from the three months ended September 30, 2024 compared to the three months ended September 30, 2025 and increased by $0.5 million, or 5%, from the nine months ended September 30, 2024 and nine months ended September 30, 2025. The change was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.

Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Other	$(17,937)	$1,984	$19,921	(111)%	$(48,564)	$2,558	$51,122	(105)%
Other income decreased by $19.9 million from the three months ended September 30, 2024 compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $16.5 million gain recognized on the disposal of a non-marketable security in 2024. The decrease was partially offset by a foreign exchange gain in the period due to fluctuations in the Canadian and U.S. dollar exchange rate and other fair value adjustments.
Other income decreased by $51.1 million from the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025. Further to the intangible asset impairment discussion above, at June 30, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value of the Company's ongoing internal program portfolio prioritization, resulting in a $32.4 million non-cash fair value gain primarily attributable to the decrease. The remaining decrease was primarily attributable to a $16.5 million gain recognized on the disposal of a non-marketable security in 2024, partially offset due to a foreign exchange gain in the period due to fluctuations in the Canadian and U.S. dollar exchange rate and other fair value adjustments.
Income Tax Recovery

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2025	Amount	%	2024	2025	Amount	%
Income tax recovery	$(11,525)	$(11,649)	$(124)	1%	$(24,919)	$(20,629)	$4,290	(17)%
Income tax recovery increased by $0.1 million from the three months ended September 30, 2024 compared to the three months ended September 30, 2025 and decreased by $4.3 million or (17)% from the nine months ended September 30, 2024 compared to nine months ended September 30, 2025. The change was primarily driven by the current net loss and a change in effective income tax rates impacted from the availability of carry-back of losses to recover previously paid taxes.
Liquidity and Capital Resources
As of September 30, 2025, we had $495.7 million of cash, cash equivalents and marketable securities, comprising $83.2 million in cash and cash equivalents and $412.5 million in marketable securities. The decrease of $129.9 million since December 31, 2024, was primarily from a combination of cash flow used in operations due to our continued research and development activity, execution of internal and partnered programs, building our internal pipeline, and investments in our corporate headquarters and clinical manufacturing facility under construction, partially offset by government contributions received in the nine months ended September 30, 2025.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2025
Net cash provided by (used in):
Operating activities	$(100,556)	$(96,552)
Investing activities	85,706	12,612
Financing activities	8,627	9,967
Effect of exchange rate fluctuations on cash and cash equivalents	(457)	807
Net decrease in cash and cash equivalents	$(6,680)	$(73,166)
Operating activities
Net cash used in operating activities decreased from $100.6 million in the nine months ended September 30, 2024 to $96.6 million in the nine months ended September 30, 2025. The decrease in cash flows used in operations was primarily attributable to an increase in deferred revenues and working capital movements including a reduction in accounts and grants receivable in nine months ended September 30, 2025.
Investing activities
Net cash provided by investing activities decreased from $85.7 million provided by investing activities in the nine months ended September 30, 2024 to $12.6 million in the nine months ended September 30, 2025. The decrease in cash provided by investing activities was primarily attributable to a reduction in grant funding received in the period and proceeds from marketable securities, partially offset by an increase in purchases of other long-term assets in the nine months ended September 30, 2025.
Financing activities
Net cash provided by financing activities increased from $8.6 million in the nine months ended September 30, 2024 to $10.0 million in the nine months ended September 30, 2025. The increase was primarily attributable to proceeds from other long-term liabilities, partially offset by contingent consideration paid entirely in the second quarter of 2025.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies during the nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2024. We believe our exposure to market risk has not changed materially since then.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
The Company completed implementation of its new enterprise resource planning (“ERP”) system in the nine months ended September 30, 2025. The new ERP system replaces our legacy consolidated financial accounting module and is designed to accurately maintain our financial records for reporting operating results. Additionally, it introduces new warehouse management and manufacturing modules to support new business processes in our clinical manufacturing facility. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to new business processes. The changes in processes and controls under the new ERP system will continue to be subject to our evaluation of the operating effectiveness of internal control over financial reporting.
Except for the implementation of the ERP system, there were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit (CAFC) occurred in May 2025. The U.S. Patent Trial and Appeal Board (PTAB) rejected all of Bruker’s arguments and now the CAFC has confirmed that all challenged claims of AbCellera’s ‘408 Patent are not invalid.
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
In recent years, we have been and will continue updating and consolidating systems and automating processes in many parts of our business with a variety of systems, including in connection with the integration of acquired businesses and the implementation of a new enterprise resource planning (“ERP”) software. Specifically, we implemented a new ERP system within 2025. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is extremely complex and are required to address a number of challenges, including information security assessment and remediation, data conversion, network and system cutover, user training, and integration with existing processes or systems. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, billing errors and accounting errors.

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

As of September 30, 2025, we owned or exclusively licensed over 100 issued or allowed patents and over 60 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
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
In recent years, there has been significant litigation in the United States and other jurisdictions involving intellectual property rights. We are and may in the future be involved with litigation or actions at a court, the USPTO, or the patent offices of other jurisdictions with various third parties that claim we or our partners using our solutions have misappropriated, misused or infringed other parties’ intellectual property rights. We expect that the number of such claims may increase as our business and the level of competition in our industry segments grow. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments, or result in potential or existing partners delaying purchases of our data packages or entering into engagements with us pending resolution of the dispute.
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
In July 2020, we filed a complaint against Bruker Cellular Analysis (formerly known as Berkeley Lights, Inc.; Berkeley Lights, Inc. rebranded itself as PhenomeX and was later acquired by Bruker Cellular Analysis) ("Bruker"), in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, the following patents exclusively licensed by the Company, including U.S. Patent Nos. 10,107,812; 10,274,494; 10,466,241; 10,578,618; 10,697,962; 10,087,408; 10,421,936 and 10,704,018, by making, using, offering for sale, selling and/or importing Bruker's Beacon Optofluidic System. In August 2020, we filed an additional related complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,718,768; 10,738,270; 10,746,737 and 10,753,933. In September 2020, we filed another complaint against Bruker in the United States District Court for the District of Delaware, alleging that Bruker infringed and continues to infringe, directly and indirectly, U.S. Patent Nos. 10,775,376; 10,775,377 and 10,775,378. On December 3, 2020, the three lawsuits were transferred to the U.S. District Court for the Northern District of California. In these lawsuits, we are seeking, among other things, a judgment of infringement, a permanent injunction and damages (including lost profits, a reasonable royalty, reasonable costs and attorney’s fees and treble damages for willful infringement). In February 2021, these lawsuits were consolidated. In 2021, Bruker filed Petitions for inter partes review of U.S. Patent Nos. 10,087,408, 10,421,936, and 10,738,270. The PTAB subsequently denied two Petition but instituted one Petition. Trial on the instituted Petition occurred in November 2022 and in January 2023, the PTAB issued its Final Written Decision with respect to U.S. Patent No. 10,087,408 rejecting all of Bruker's grounds of unpatentability and determining that none of the challenged claims are unpatentable. The PTAB issued a second written opinion denying Bruker's request for rehearing of its prior written decision. Fact discovery of the patent infringement litigation against Bruker has closed and an eight (8) day jury trial has been scheduled for January 2026. On July 26, 2023, Bruker filed a Notice of Appeal in IPR2021-1249 matter to the United States Court of Appeals for the Federal Circuit CAFC). The appeal filed by Bruker regarding IPR2021-1249 to the United States Court of Appeals for the Federal Circuit occurred in May 2025. The U.S. Patent Trial and Appeal Board (PTAB) rejected all of Bruker’s arguments and now the CAFC has confirmed that all challenged claims of AbCellera’s ‘408 Patent are not invalid.
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
Some of our intellectual property rights may have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our technology pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. To date, only our work in helping develop bamlanivimab was subject to government funding or “march-in” rights. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
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
General Risk Factors
Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets could have an adverse non-cash accounting impact on our results of operations.
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
•general political and economic conditions, including those resulting from the conflict in Israel and the Gaza strip, in addition to social and political unrest in the Middle East and the related impact on our business and the markets generally; and
•other events or factors, many of which are beyond our control.
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
As of this report, we are subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq, to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that apply to us as a large accelerated filer. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AbCellera Biologics Inc.

Date: November 6, 2025	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)