Form 10-K
period 2025-12-31
AbCellera Biologics Inc.
filed 2026-02-24
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s Common Stock as reported on the Nasdaq Stock Market on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, was approximately $789,227,743.
The number of shares of Registrant’s Common Stock outstanding as of February 19, 2026 was 303,160,487.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2025 and is incorporated by reference in Part III to the extent described herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financial position, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding the success, clinical advancement, and market acceptance of our internal pipeline of drug candidates, as well as our antibody discovery and development capabilities;
•companies and technologies in our industry that compete with our business and our internal drug candidates;
•our ability to manage and grow our business by advancing our internal pipeline of drug candidates through clinical development and introducing our antibody discovery and development capabilities to new partners and expanding our relationships with existing partners;
•our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if these markets achieve the forecasted growth, our drug candidates may fail to achieve sufficient market acceptance or adoption;
•our ability to achieve projected discovery, preclinical development, and clinical milestones for our internal programs, as well as our partners’ ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties owed to us, in the expected timelines or at all;
•our ability to leverage our full platform capabilities - from target identification to investigational new drug, or Investigational New Drug (“IND”), application submission and to clinical development - to advance our internal pipeline of drug candidates, as well as to support our partners;
•our ability to develop and commercialize the drugs we discover, both internally and with our partners, on a timely basis or at all;
•our operating results, financial performance, and financial position;
•our expectations regarding our good manufacturing practices, or GMP, facility and our manufacturing capabilities to support our clinical trials;
•our ability to establish and maintain intellectual property protection for our internal drug candidates, technologies and workflows and avoid or defend against claims of patent infringement;
•our ability to attract, hire and retain key personnel and to manage our personnel growth effectively;
•our ability to obtain additional financing in future offerings;
•the volatility of the trading price of our common shares;
•business disruptions affecting our operations, the advancement of our internal pipeline, and the development of our antibody discovery, preclinical development and clinical development capabilities;
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
1

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on the forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in our forward-looking statements. We have included important factors in the cautionary statements included in this Annual Report, particularly in “Summary of the Material and Other Risks Associated with Our Business” below and “Risk Factors”, that we believe could cause actual results or events to differ materially from our forward-looking statements. We operate in a competitive and rapidly changing environment and new risks and uncertainties emerge from time to time, and we cannot predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.
Additionally, inflation generally affects our business by increasing our employee-related costs and certain other expenses. Our financial condition and results of operations may also be impacted by other factors that we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Annual Report.
This Annual Report should be read with the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may differ materially from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we are not obligated to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law or regulation.
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
This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our drug candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
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
2

3

Summary of the Material and Other Risks Associated with Our Business
Our business is subject to numerous material and other risks and uncertainties. You should carefully consider the following information together with the other information appearing elsewhere in this Annual Report, including our financial statements and related notes hereto. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations, and future growth prospects. The risks and uncertainties described below may change over time and other risks and uncertainties, including those that we do not currently consider material, may impair our business. These risks include, but are not limited to, the following:
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
•Successful development of our current and future drug candidates is uncertain and we may discontinue or reprioritize the development of any of our drug candidates at any time, at our discretion.
•Development of a biological molecule or other drug is inherently uncertain, and it is possible that none of the drug candidates discovered using our discovery and development capabilities that are further developed by us or our partners will receive marketing approval or become viable commercial drugs, on a timely basis, or at all.
•Interim, preliminary or top-line data from our clinical trials that we may announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•We may not be able to file applications or amendments to commence additional clinical trials on the timelines we expect, and even if we are able to file as expected, the regulatory body may not permit us to proceed.
•We have no marketed proprietary drugs and have not yet independently started late-stage clinical development, which makes it difficult to assess our ability to independently develop future drug candidates and monetize any resulting drugs.
•Our long-term prospects depend in part upon discovering, developing and commercializing additional drug candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
•Our partners have significant discretion in determining when and whether to make announcements, if any, about the status of our partnerships, including about clinical developments and timelines for advancing collaborative programs, and the price of our common shares may decline as a result of announcements of unexpected results or developments.
•We face significant competition, and if our competitors develop and market therapies that are more effective, safer or less expensive than our drug candidates, our commercial opportunities will be negatively impacted.
•Upgrading and integrating our business systems could result in implementation issues and business disruptions.
•If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including our discovery and development capabilities and the resulting drug candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our drug candidates, drugs or services may be impaired.
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
4

PART I
Item 1. Business.
OVERVIEW
AbCellera is a clinical-stage biotechnology company focused on discovering and developing first-in-class antibody medicines for indications with high unmet medical need. We have built a platform for advancing antibody drug programs that we believe provides us with a competitive advantage in addressing challenging, high-value targets such as complex transmembrane proteins and novel modalities including multispecifics and antibody-drug conjugates. While we historically used our platform for our partners’ programs, we have evolved our strategy to build our own internal pipeline of AbCellera-owned drug assets.
In 2025, we achieved a number of important milestones:
•Initiated clinical trials for our first two internal drug candidates, ABCL635 and ABCL575. Our lead candidate, ABCL635, is a potential first-in-class non-hormonal medicine for moderate-to-severe vasomotor symptoms (VMS), also known as hot flashes. It is currently being evaluated in a Phase 2 clinical trial in Canada for the treatment of moderate-to-severe VMS associated with menopause, and we anticipate the topline data readout for the Phase 1/2 study in Q3 2026. Our second clinical candidate, ABCL575, is being evaluated in a Phase 1 clinical trial in Canada as a potential best-in-class medicine for the treatment of atopic dermatitis and other inflammation and immunology (I&I) conditions. We anticipate the topline data readout for the Phase 1 study of ABCL575 in Q4 2026.
•Nominated two additional development candidates (DCs), ABCL688 and ABCL386. We anticipate initiating Phase 1/2 clinical trials for ABCL688 and ABCL386 in 2027.
•Opened our clinical manufacturing facility, which completes a multi-year investment to build our integrated platform for creating antibody medicines.
As of December 31, 2025, we have approximately $700 million in available liquidity to continue executing on our strategy. We believe we have the capital to fund our operations beyond the next three years. We expect to generate losses and negative operating cash flow in the near-to-medium term ahead of revenues generated from out-licensing programs and milestone payments and royalties in the longer term.
Our Strategy
Our strategy is to use our competitive advantage to create innovative and impactful medicines for patients. Our strategy is indication-agnostic. We evaluate and seek to advance programs where we have confidence in the science; can pursue a significant commercial opportunity resulting from addressing an unmet medical need; possess potential for differentiation; and see a clear development path with early opportunity to retire risk. By applying these criteria, we have built a pipeline of programs in high-value areas such as endocrinology, women’s health, immunology, autoimmunity, and oncology.
Our Pipeline
Our pipeline includes two drug candidates in clinical development, two development candidates in Investigational New Drug (IND/Clinical Trial Application (CTA)-enabling activities, and more than 20 active discovery programs across multiple modalities and indications.
ABCL635: A potential first-in-class antibody medicine for the non-hormonal treatment of VMS
•Target: Neurokinin-3 Receptor (NK3R), a G protein-coupled receptor (GPCR).
•Lead Indication: Moderate-to-severe VMS, commonly known as hot flashes, associated with menopause.
•Status: Phase 1/2.
•Next Milestone: Topline data from the Phase 1/2 trial is anticipated in Q3 2026.
ABCL575: A potential best-in-class medicine for the treatment of atopic dermatitis and other immunology and inflammation (I&I) conditions
•Target: OX40 Ligand (OX40L).
•Lead Indication: Atopic dermatitis (AD).

•Status: Phase 1.
•Next Milestone: Topline data from the Phase 1 trial anticipated in Q4 2026.
ABCL688: A potential first-in-class antibody medicine for autoimmune conditions
•Target: Undisclosed GPCR or Ion Channel.
•Indication: Autoimmunity.
•Status: IND-enabling studies.
•Next Milestone: Anticipate submission of an IND/CTA for a Phase 1/2 clinical trial in 2027.
ABCL386: A potential first-in-class antibody medicine for oncology
•Target: Undisclosed.
•Indication: Oncology.
•Status: IND-enabling activities.
•Next Milestone: Anticipate submission of an IND/CTA for a Phase 1/2 clinical trial in 2027.
Our Platform
We have invested approximately $1 billion over nearly 15 years to build a differentiated and vertically-integrated antibody drug platform. We believe we have a competitive advantage in pursuing challenging, high-value targets, including:
•GPCRs and Ion Channels: We have developed specialized capabilities to target complex transmembrane proteins. This is a large and high-value target class that has been difficult to drug with antibodies using traditional methods. ABCL635 and ABCL688 are the first internal programs from this capability to have advanced into development, and approximately half of our internal programs target these proteins.
•Multispecifics: We have developed capabilities for multispecific antibodies. Our T-cell engager (TCE) capabilities comprise a large proprietary panel of CD3-binding antibodies, established high-throughput functional assays, multiformat protein engineering, co-stimulatory modules, and in vivo models. Over the past four years, we established these capabilities and advanced our understanding of TCE biology. Our TCE capabilities are being used for internal programs and partnerships.
In 2025, we completed construction of our 130,000-square-foot clinical manufacturing facility in Vancouver and initiated activities at the site. As compared to outsourcing manufacturing, this facility allows us to control our supply chain, improve flexibility, accelerate timelines, and better protect our intellectual property. With the opening of our manufacturing facility, we have substantially completed our platform investments, and we have now shifted our focus from building capabilities to building our pipeline.
Our Portfolio & Partnerships
Since 2014 we have used partner-initiated programs to develop and validate our platform, fund the build-out of our infrastructure, and create a diversified portfolio of royalties and other downstream stakes in future antibody medicines being developed by our partners.
As part of our historical business, partners seeking a competitive advantage would approach us with ideas for new antibody drugs and specific problems that needed to be solved. We would deliver optimized antibodies for further development. Our partnership agreements to date have commonly included: (i) near-term payments for access, research, and intellectual property rights; (ii) downstream payments in the form of clinical and commercial milestones; and (iii) royalties on net sales of drugs. The majority of the value of every deal is associated with downstream participation in the success of a program that accrue in our portfolio. This is complemented by upfront payments, research fees, and milestone payments that contribute nearer-term cash to AbCellera and reflect the conviction of our partner to advance the program.
Since 2023 we have reduced the volume of our discovery partnerships in order to focus resources on our internal pipeline. While the amount of partnership work has decreased significantly, we continue to execute on programs that were part of multi-year agreements for which we have ongoing obligations. In addition, we remain open to high-value collaborations.
We believe the portfolio of downstream stakes from our historical partnerships is a substantial financial asset. We believe the value of this portfolio will increase and be realized as it matures.

As of December 31, 2025, we have started 104 partner-initiated programs with downstream participation. Our capabilities and technology (including our Trianni humanized rodent platform) have produced 19 molecules that have reached the clinic.
OUR STRATEGY
We have several core beliefs that underpin our business strategy:
•Investments in technology will improve the quality, speed, and success of antibody drug development.
•Maximizing long-term value-creation in biotechnology begins with building a company that can create multiple drugs, repeatedly and successfully.
•Outstanding people are the foundation of success.
•We allocate resources to optimize long-term value, recognizing that building a great company takes time.
Since our founding, we have focused on building a competitive advantage in our platform for antibody drug discovery and development. We initially advanced this objective by operating as a technology partner, building and testing our capabilities on over 100 programs with the world's leading biopharmaceutical and biotechnology companies. During that time, we focused on:
•Building integrated and differentiated antibody discovery and development capabilities that bring next generation antibody drug candidates to the clinic;
•Using those capabilities to bring potential first-in-class drug candidates in areas of high unmet medical need to the clinic for ourselves and for our partners; and
•Capturing value through our ownership of a portfolio of downstream stakes in potential future antibody medicines.
In late 2023, with our platform near complete, we committed to transitioning from a partnership model to a clinical-stage biotechnology company developing our own pipeline of drug candidates. In mid 2025, we completed that transition, and brought our first two programs into clinical development.
Our strategy is to use the competitive advantage we have built in antibody drug discovery and development to bring innovative and impactful medicines to patients. Our pipeline strategy is indication-agnostic. We evaluate programs with respect to four central questions:
1.How much confidence do we have in the science?
2.What is the potential to address a significant unmet need?
3.How strong is the thesis for differentiation?
4.To what degree is there a clear and efficient development path with early opportunity to derisk programs?
By applying these criteria, we have built a pipeline of programs in high-value areas such as endocrinology, women’s health, immunology, autoimmunity, and oncology.

OUR PIPELINE
We are primarily focused on using our platform to advance an internal pipeline of programs with first-in-class potential. In 2025, we advanced two drug candidates, ABCL635 and ABCL575, into clinical trials and two development candidates, ABCL688 and ABCL386, into IND-enabling activities (Table 1).
Table 1: Our Clinical and Preclinical Pipeline

Molecule	Status	Target	Mechanism of Action (MOA)	Lead Indication	Therapeutic Area
ABCL635	Phase 1/2 (Clinical)	NK3R	Antagonist	Vasomotor symptoms associated with menopause	Metabolic endocrine conditions, women’s health
ABCL575	Phase 1 (Clinical)	OX40 ligand (OX40L)	Blocking and non-depleting	Atopic dermatitis	Immunology & inflammation
ABCL688	IND-enabling	Undisclosed	Undisclosed	Undisclosed	Autoimmunity
ABCL386	IND-enabling	Undisclosed	Undisclosed	Undisclosed	Oncology
ABCL635: A potential first-in-class antibody medicine for the non-hormonal treatment of VMS
ABCL635 is an investigational antibody drug candidate being developed for the non-hormonal treatment of moderate-to-severe VMS associated with menopause as lead indication. ABCL635 is a potential first-in-class antibody medicine, and we believe it has the potential to provide several benefits over current non-hormonal treatments, with a path to differentiation in safety, dosing schedule, and efficacy. ABCL635 is being studied in a Phase 1/2 clinical trial to evaluate safety, tolerability, pharmacokinetics, pharmacodynamics, and the frequency and severity of VMS with subcutaneous doses of ABCL635. Topline data readout for the Phase 1/2 study of ABCL635 is anticipated in Q3 2026. ABCL635 is the first internal asset derived from our GPCR and ion channel capabilities.
ABCL635 Mechanism of Action
ABCL635 targets a complex membrane protein on neurons that helps regulate body temperature. ABCL635 specifically targets NK3R, a clinically validated GPCR expressed on kisspeptin, neurokinin B, and dynorphin (KNDy) neurons in the infundibular nucleus of the hypothalamus (Figures 1, 2, and 3).

Figure 1: The Role of KNDy Neurons in Regulating Body Temperature.
KNDy neurons help maintain body temperature by activating heat dissipation neurons, found in a specialized region of the hypothalamus. Two signals help balance KNDy neuron activity: (1) neurokinin B (NKB) activates KNDy neurons by binding to a protein on the cell surface called NK3R, (2) estrogen, produced by the ovaries, inhibits KNDy neurons. In a reproductive state, these two signals are balanced to maintain normal body temperature.

Reproductive State
Hypothalamus
NKB
Infundibular nucleus
Preoptic area
NK3R
KNDy neuron
Heat dissipation neuron
Ovaries
Estrogen
Normal temperature regulation
Stimulation
Inhibition

Figure 2: KNDy Neuron Activity in VMS.
During menopause, the ovaries produce less estrogen, resulting in unbalanced KNDy neuron activity. NKB continues to activate KNDy neurons, leading to over-activation of heat dissipation neurons and VMS.

Menopause
Hypothalamus
NKB
Infundibular nucleus
Preoptic area
NK3R
Stimulation
KNDy neuron
Heat dissipation neuron
Ovaries
Estrogen
Estrogen production
KNDy neuron inhibition
Vasomotor symptoms (VMS)
Sweating
Hot flashes
Stimulation
Inhibition

Figure 3: Proposed Mechanism of Action for ABCL635.
ABCL635 is an antibody that binds NK3R to prevent activation of KNDy neurons by NKB. Blocking NKB signaling has been shown to rebalance KNDy neuron activity, helping to reduce VMS associated with menopause. The proposed mechanism of action for ABCL635 is based on AbCellera non-clinical data and published literature.

Treatment
Hypothalamus
NKB
ABCL635
blocks
NKB binding
Infundibular
nucleus
Preoptic
area
NK3R
Rebalanced
stimulation
KNDy
neuron
Heat
dissipation
neuron
Ovaries
Estrogen
Estrogen
production
KNDy neuron
inhibition
Rebalanced body temperature
Reduced VMS
Sweating
Hot flashes
Stimulation
Inhibition

Beyond our lead indication in menopausal VMS, we believe the mechanism of ABCL635 has applicability in other conditions. Specifically, we are exploring the development of ABCL635 for oncology-related VMS. We currently foresee the initiation of Phase 2 studies in this patient population in 2027, following the completion of our ongoing Phase 1/2 trial.
ABCL575: A potential best-in-class antibody medicine for the treatment of atopic dermatitis and other I&I conditions
ABCL575 is a fully human, half-life extended monoclonal antibody targeting OX40 ligand that is being developed as a potential best-in-class medicine for treating T-cell-mediated autoimmune conditions, with a lead indication in atopic dermatitis. Antibody-mediated blockade of OX40L is a clinically validated, non-T-cell-depleting mechanism to modulate inflammation. OX40L blocking is under investigation for a number of conditions, including atopic dermatitis and asthma.
ABCL575 is being studied in a Phase 1 clinical trial in Canada to evaluate safety, tolerability, pharmacokinetics, and pharmacodynamics with subcutaneous doses of ABCL575. Topline data readout for the Phase 1 study of ABCL575 is anticipated in Q4 2026.

ABCL575 Mechanism of Action
ABCL575 targets multiple immune pathways (Figures 4 and 5).
Figure 4: OX40/OX40L Signaling in Atopic Dermatitis.
Immune cells found in the middle layer of the skin (dermis) function to combat invading pathogens. In people with atopic dermatitis, these cells become over-stimulated, leading to persistent skin inflammation, dryness, and itch.
OX40 and OX40L are proteins found on the surface of immune cells that help regulate the immune response. As demonstrated in published literature, in atopic dermatitis, increased OX40/OX40L expression leads to the over-activation of inflammatory pathways, inducing production of inflammatory signals and formation of memory T cells.

Atopic Dermatitis
Skin barrier disruption
Epidermis
Dermis
Inflammatory signals
OX40L
OX40
Antigen-presenting cell
Activated T cell
T cell expansion
Th2 cell
Th1 cell
Memory T cells
IL-13 IL-31
IL-5 IL-4
IL-9
IFNγ
Chronicity & repeated flare-ups
Symptoms
Skin inflammation
Dryness
Itch

Figure 5: Proposed Mechanism of Action for ABCL575.
ABCL575 is an antibody that binds to OX40L to prevent interaction with OX40. Blocking the OX40/OX40L interaction has been shown to reduce the inflammatory response and help to address symptoms associated with AD. The proposed mechanism of action for ABCL575 is based on AbCellera non-clinical data and published literature.

Treatment
Skin barrier disruption
Epidermis
Dermis
↓ Inflammatory signals
Antigen-presenting cell
OX40L
OX40
Activated T cell
ABCL575 blocks OX40/OX40L interaction
T cell expansion
Th2 cell
Th1 cell
Memory T cells
IL-13 IL-31
IL-5 IL-4
IL-9
IFNγ
Chronicity & repeated flare-ups
Symptoms
↓ Skin inflammation
↓ Dryness
↓ Itch

We discovered ABCL575 during our collaboration with EQRx Inc. (“EQRx”) as part of a co-development program that began in 2021. We took control of the program in September 2023 when EQRx was acquired by Revolution Medicines Inc. and have since advanced ABCL575 into a Phase 1 clinical trial. In alignment with our focus on developing potential first-in-class medicines, we presently do not anticipate developing ABCL575 past Phase 1 as a monotherapy.

ABCL688: A potential first-in-class antibody medicine for autoimmune conditions
ABCL688 is an investigational antibody drug candidate targeting an undisclosed multi-pass complex membrane protein for the treatment of an undisclosed indication in autoimmunity. ABCL688 is the second AbCellera-led program generated using our GPCR and ion channel capabilities, and the program entered IND/CTA-enabling activities in Q2 of 2025. We anticipate initiating Phase 1/2 clinical trials for ABCL688 in patients in 2027.
ABCL386: A potential first-in-class antibody medicine for oncology
ABCL386 is an investigational antibody drug candidate against an undisclosed target in oncology. ABCL386 is in IND/CTA-enabling activities, and we anticipate initiating Phase 1/2 clinical trials in patients in 2027.
While our current development plan anticipates milestones for each program, these timelines are subject to inherent clinical development risks, regulatory requirements, and the successful completion of IND/CTA-enabling studies.
OUR PLATFORM
The development of antibody-based drugs comes with unique challenges
Antibodies are specialized proteins, adept at binding biological and non-biological targets with high specificity and potency. This gives antibodies potential tolerability advantages relative to small molecule drugs and makes therapeutic antibodies central to the precision medicine toolkit. In addition, the success rates of antibodies in the clinic are driving drug developers to invest in antibody drug development. Together, these factors contribute to the rapid growth of the therapeutic antibody market.
As proteins, antibodies are larger and more complex than small molecule drugs. This creates unique challenges for drug developers. For example, antibodies and other protein-based drugs are more costly and time consuming to manufacture compared to small molecules. Similarly, obtaining the right antibody for a particular program requires highly specialized capabilities relating to immunization, screening, high-throughput analytics, functional and biophysical characterization, protein engineering, and optimization. Efficient development of antibody drugs involves the integration of highly specialized skills, technology, and infrastructure – something that few firms can do successfully.
As the biotechnology industry matures and becomes more competitive, we believe it is increasingly important to continue to emphasize innovation in our pipeline, leveraging the technological capabilities of our platform that give us a competitive advantage.
Our founding idea and insight
There are three essential steps of drug development:
1.Ideation. This step includes basic science and biomedical research to identify disease targets and define the properties of an optimal antibody drug.
2.Creation. Once ideation is complete, the next step is to create the drug candidate. This step is arguably one of the most complex, regulated, and technologically intensive in any sector, yet this is also the step that is most critical to get right.
3.Testing. Once the drug developer has committed to a drug candidate, it must be thoroughly tested in patients to demonstrate safety and efficacy. This is the step that incurs most of the development spend. It is also the step that represents a frequent, and the most expensive, point of failure.
We believe there has been chronic underinvestment in developing drug-creation capabilities for antibody medicines. We also believe this step presents significant opportunities for learning and increasing efficiency in drug development projects. Finally, we believe this is where our platform investments can most effectively drive value.
Our integrated platform for antibody drug discovery and development
We discover antibodies from natural immune responses, which are pre-enriched for antibodies with higher target-binding specificity and developability than those generated by synthetic methods.
Our competitive advantage consists not of a single proprietary technology, but of the integration of proprietary know-how, specialized multidisciplinary teams, and the physical infrastructure necessary to advance programs from target to the clinic.
Our platform integrates data collection, standardization, and storage with a suite of computational tools to drive program decisions and improve productivity. Data from every experiment is securely stored in a central database designed to maintain the relationships that exist between different measurement types, samples, protocols, metadata, and antibodies. We are continually refining our data systems to ensure high data quality and standardization, improve access and flexibility, and integrate artificial intelligence (“AI”) and other computational tools with our experimental workflows.
We have and continue to integrate state-of-the-art AI tools directly into our platform. We believe that the integration of computational tools is essential for solving the most challenging problems in drug development, particularly in complex target classes. AI and machine learning methods are used in nearly all of our programs, and we believe these methods have been critical to success in many of our programs. However, while we view the application of these tools as often necessary, they are never sufficient to produce novel, differentiated drugs. We recognize AI is not a standalone solution, but rather a powerful tool that must be appropriately coupled with experimental methods.
Since 2012, we have invested approximately $1 billion to build our platform. This investment has recently culminated in the completion of our 130,000-square-foot clinical manufacturing facility. This facility enables us to advance antibody drug programs from target selection through to clinical trials, including manufacturing drug substance for early phase trials. Compared to outsourcing manufacturing, this facility allows us to control our supply chain, improve flexibility, accelerate timelines, and better protect our intellectual property. We believe that integrating an optimized manufacturing process with our discovery and protein engineering capabilities creates synergies in speed and efficiency and will allow us to more rapidly test and validate new antibody therapeutic formats, including multispecific antibodies and antibody-drug conjugates.
Since 2020, we have received CAD $475.6 million ($347.9 million) in non-dilutive government financing to build our platform and internal pipeline:
•May 2020 - CAD $175.6 million ($125.6 million) from the Government of Canada to expand efforts related to the discovery of antibodies for use in drugs to treat COVID-19, and to build technology and manufacturing infrastructure for antibody drugs.
•May 2023 - CAD $300 million ($222.3 million) from the Governments of Canada and British Columbia toward an eight-year project to build new capabilities in Canada to develop, manufacture, and deliver antibody drug candidates to patients through Phase 1 clinical trials, and build expertise in translational science, technical operations, clinical operations, and research. We have used, and expect to use, the proceeds from the financing to build our facilities; establish and validate fully integrated capabilities to take programs from concept to the clinic; and support the development of up to 17 internal programs up to and through Phase 1 clinical trials.
We have built a competitive advantage in advancing antibody drug programs from target to the clinic
We have successfully used our capabilities to overcome some of the hardest antibody discovery problems in the biotechnology industry.
In some cases, our platform has allowed for increased speed and boosted the probability of success. As an example, we discovered two antibody medicines for patients with COVID-19 (which received emergency use authorization in 2020 and 2022), which we believe was one of the most competitive and time-sensitive drug development efforts in history.
More often, our platform has allowed us to succeed in programs where traditional methods have proven inadequate. For example, we believe our platform is unparalleled in addressing difficult target classes such as GPCRs and ion channels. This capability has been used in two programs that have been disclosed in our internal pipeline, ABCL635 and ABCL688, providing early evidence that our platform is effective in advancing these types of programs.
OUR PEOPLE
Our people are critical to our success
We believe success in our business is built on strong teams of exceptional people. For this reason, team-building is a top priority, and we invest accordingly.
We build systems to support our people
We believe a strong corporate culture is essential for the recruitment, development, and retention of exceptional employees and teams. Although leaders must model corporate values and desired behaviors, we do not believe culture can be invented or enforced only from the top of an organization. Instead, we see the responsibility for building and stewarding our culture as shared across our entire organization. We believe culture starts from individuals with shared core values and a common sense of purpose, and that culture emerges and is strengthened through a network of interactions and relationships built on mutual trust and appreciation.
Building a winning culture requires investment and continuous diligent effort. Our Company and our Talent Development team work to create and deliver the necessary processes, training programs, and events that we believe are essential for our culture to thrive. These are designed to:
•Establish expectations of high performance;
•Share information broadly, promote mutual appreciation, and ensure our employees see how their work and the work of others connects to our overall strategy;
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
Through these and related activities, we believe our Talent Development team plays a critical role in creating an effective organization that our teams are proud to be a part of.
Our philosophy for hiring and recruitment
Our philosophy for hiring is based on insights gained over a decade of building and managing interdisciplinary teams. First, we recognize that the success of a large and complex organization depends on the contributions of people with broad and complementary sets of technical expertise and aptitudes. Second, we prioritize the long-term potential of candidates and invest in our team’s continued development. We believe this framework has allowed us to build an exceptional team at all levels and develop strong leaders to drive our continued long-term success.
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
We grant equity awards, comprising share options and restricted share units, to all employees. We do this because we believe that shared ownership promotes employee retention, creates alignment, and promotes a sense of shared ownership in the long-term success of our Company.
As discussed above, we recognize that our ability to compete effectively for talent also depends on us maintaining a strong corporate culture, that our programs for training and development remain strong, and that we can continue to offer attractive working conditions. We further stress the importance of guidelines and cultural norms that encourage each team-member to find their optimal work-life synergy, aiming for productivity and constant improvement that is sustained over time. Finally, we believe that our strategy of using our platform and capabilities to impact the lives of patients positively is attractive to top talent who want to spend their days well and who value challenging work with a clear sense of purpose.
Our discovery and development capabilities require interdisciplinary talent
Interdisciplinarity is a core feature of our business. The nature of our work in drug development requires an exceptionally interdisciplinary workforce in its scientific, clinical, manufacturing, engineering, and professional skills. After more than a decade of building our platform, we believe we effectively assemble and integrate strong cross-functional teams. This includes teams for drug discovery, drug development, clinical operations, and clinical manufacturing. As of December 31, 2025, our team comprised approximately 65% scientists, 13% engineers and data scientists, and 22% business professionals. Over 55% of our team members have either a Master’s degree and/or a Ph.D.
Our geographic locations give us an advantage in recruitment
Attracting and retaining large teams of highly trained specialists in drug discovery, development, and manufacturing is one of the most critical challenges in executing on our strategy. We believe that we have a significant recruitment advantage by virtue of our largest facilities being in Vancouver, Canada, and Sydney, Australia. Both the Vancouver and Sydney regions are consistently ranked amongst the most livable cities in the world. Both cities also have world-class universities that train large pools of talent in fields relevant to our work, including computer science, biochemistry, genomics, engineering, cell biology, and immunology. We believe the combination of these regions providing access to large talent pools and less-developed biotechnology sectors and our willingness to hire for potential and invest in employee training and development is contributing to our success in discovering, attracting, and retaining top talent.
We foster and enjoy high levels of employee engagement
We see employee engagement and retention as two important measures of the health of a company. We measure our employee engagement and ability to retain professional talent regularly. In 2025, we had a voluntary turnover rate of 6.7%.
As of December 31, 2025, we had 562 full-time employees in Canada, Australia, and the United States, representing over 42 nationalities.
OUR MARKET OPPORTUNITY
Antibodies are one of the largest and fastest growing classes of drugs. Antibodies are used across multiple therapeutic areas, such as oncology, inflammation, infectious disease, ophthalmology, cardiovascular disease, autoimmunity, and neurodegeneration.
In 2025, global therapeutic antibody sales amounted to approximately $300 billion. This market is expected to grow to over $500 billion by 2030, representing a five-year compound annual growth rate, or CAGR, of over 10%. In 2025, around 50 antibody drugs achieved blockbuster status, defined as achieving annual sales in excess of $1 billion. In 2025, antibody medicines also represented 5 out of the world’s 10 top-selling pharmaceutical products.
The mean peak-year sales for currently marketed monoclonal antibody drugs and monoclonal antibody-drug conjugates are estimated at well over $1 billion. In 2025, there were over 200 approved antibody-based drugs, with more than 180 in Phase 3 clinical trials worldwide.
Historically, the time for antibody discovery projects to reach Phase 1 clinical trials from target selection has been estimated at approximately 5.5 years. On average, antibody drugs have taken between seven and ten years to reach market-authorization from the start of Phase 1 clinical trials. Each year, over 300 antibody drug candidates enter Phase 1 clinical trials.
OUR PORTFOLIO & PARTNERSHIPS
We have extensive experience partnering with leading pharmaceutical companies, emerging biotechnology companies, and non-profit and government organizations.
Our partnership agreements to date have commonly included: (i) near-term payments for access, research, and intellectual property rights; (ii) downstream payments in the form of clinical and commercial milestones; and (iii) royalties on net sales of drugs. We have also structured agreements with additional approaches to capture value, including through equity in our business partners and various options for deeper investment in moving drug candidates forward. We believe the long-term value of this portfolio will be driven by downstream milestone payments and royalties on the net sales of a resulting drug.
We are strategic in the selection of our partners
We take a deliberate and strategic approach to selecting partners. We believe successful antibody drugs are developed in collaboration with partners who have insights, technology, skills, or experience complementary to our own. We look for partners with innovative and impactful ideas, strong leadership teams, and the continued ability to raise the capital needed to fund the development of a drug candidate.
We have also worked with companies that have the potential to be optimal partners for the final development and commercialization of our pipeline assets. Supporting such partners on their discovery challenges allows us to demonstrate our capabilities and earn trust for future partnerships.
Our agreements emphasize participation in the success of antibody medicines
Our agreements emphasize participation in the success and upside of the future antibody medicines we help to discover and develop. Typical partnership agreements for partner-initiated discovery programs include (i) near-term payments for access, research, and intellectual property rights; (ii) downstream payments in the form of clinical and commercial milestones; and (iii) royalties on net sales of drugs. Agreements may include alternative approaches to capture value, including equity in our business partner and various options for deeper investment in moving drug candidates forward.

As of December 31, 2025, we have started 104 partner-initiated programs that have the potential for milestone and royalty payments. Our partnership agreements are typically terminable at will with 90 days’ notice prior to identification of a target, after which point they may only be terminated for cause. A summary of publicly disclosed partnerships is included in the table below.
Table 2: Summary Partnership Agreements with Pharmaceutical & Biotechnology Companies that Include Downstream Participation from 2016 to December 31, 2025

Partner	# of Targets & Duration	Therapeutic Area	Date Announced
AbbVie Inc.	Multi-target, multi-year	Oncology	January 13, 2025
Eli Lilly and Company	Multi-target, multi-year	Immunology, cardiovascular disease, and neuroscience	July 31, 2024
Viking Global Investors & ArrowMark Partners	Multi-target, multi-year	Immunology	May 1, 2024
Biogen Inc.	Single target	Neuroscience	March 11, 2024
Undisclosed	Multi-target, multi-year	Undisclosed	December 28, 2023
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude Therapeutics	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*

Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement
Most of the programs with our partners will generate milestone payments to us if our partners reach certain preclinical, clinical, regulatory, and commercial milestones. In addition, programs that create drug candidates that become marketed medicines may generate royalty payments to us on the net sales of those drugs. We also have other forms of downstream economic participation, including equity and equity-like positions, and options to co-invest. The following table represents the range of royalty (and equivalent) rates included in our partnership agreements as of December 31, 2025:

Table 3: Downstream Participation

Royalty on net sales, 5th to 95th percentile range[1]
2015-2019 contracts	0-4.0%
2020-2025 contracts	1.5-9.0%

Other downstream participation
Equity/equity-like positions
Options to co-invest
1 Includes range of royalty (and equivalent) rates of each contract, considering step-downs, if any
COMPETITION
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe we have built a competitive advantage in the discovery of antibody-based drug, we face potential competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies, and public and private research institutions.
There are several companies developing and marketing treatments that may be approved for the same indications or diseases as our programs. For example, with respect to our two clinical programs:
•ABCL635 for VMS associated with menopause: The market for VMS treatments is highly competitive and includes both established therapies and novel drugs in development. The current standard of care for the treatment of VMS is menopause hormone therapy (MHT), with well-established treatments that are widely available as low-cost generics. There are two non-hormonal medicines currently approved in some geographies for VMS due to menopause from Astellas Pharma Inc. and Bayer AG. There are also other non-hormonal pharmaceutical treatments that are frequently prescribed for VMS relief. We believe our non-hormonal antibody-based approach may differentiate ABCL635 from other non-hormonal treatment options through potential benefits in safety profile, dosing schedule, and efficacy, though we have not yet established these benefits in a pivotal trial.
•ABCL575 for atopic dermatitis: The market for atopic dermatitis treatments is highly competitive and includes both established therapies and novel drugs in development. Antibody medicines currently approved in some geographies for atopic dermatitis from, amongst others, Regeneron Pharmaceuticals/Sanofi, Lilly, AbbVie Inc., and Pfizer Inc. Additionally, antibody drug candidates for atopic dermatitis currently in clinical testing are being developed by large pharmaceutical and biotechnology companies, including Kyowa Kirin Co., Ltd., Apogee Therapeutics, Inc. and Bristol-Myers Squibb Company.
We do not yet have final clinical data for any of our programs and there can be no assurance that our programs will have similar or comparable results.
OUR APPROACH TO CAPITAL ALLOCATION
We think like owners when making investments
Our founders, leadership team, and employees own a significant portion of the equity in our Company. Our teams think like owners when deciding to allocate time and capital across our business activities. Cognizant of the specific challenges that characterize biotechnology as a sector, we specialize in addressing hard but tractable antibody discovery and development problems and avoid high-risk science projects. We believe this is the best way for us to create value, and to do so reliably. We quickly grew our business and completed the build of our infrastructure and capabilities in a capital-efficient way. We are now anticipating a period of continued investments in our pipeline with corresponding losses and negative operating cash flow in the near-to-medium term, ahead of revenues generated from out-licensing, milestone payments, and royalties in the longer term.
We invest with a long-term perspective
We allocate capital with a long-term perspective and our largest investments have been in the intellectual capital, infrastructure, and capabilities that we have built over the years. Using these assets, we make capital-efficient investments in the discovery and development of new antibody drug candidates, with the largest value tied to their long-term success. In many cases, this results in cash flows that are further in the future. We do this because we believe that the real value from drug development is realized when drugs deliver value to patients. This drives our emphasis on sharing in the economics of successful drugs, developed both internally and with our partners. In the long run, we believe this approach has the potential to yield exceptional rates of return.
Our platform helps us build a valuable pipeline and portfolio with capital efficiency
Building our integrated capabilities and infrastructure has been a focal point of our capital-allocation strategy. These capabilities now generate our growing pipeline of internal programs and portfolio of valuable stakes in drug candidates in a capital-efficient manner.
We are using our platform to develop a pipeline of assets, at low marginal cost, against high-value targets such as GPCRs, and ion channels and with novel modalities such as T-cell engagers. We believe that our differentiated capabilities in these areas uniquely position us to create first-in-class medicines against these challenging targets.
We select opportunities and partners to maximize the value of our pipeline and portfolio
We engage in active portfolio management using a framework that considers science, differentiation, unmet need, and the development path for each program. We focus our efforts on developing internal programs where we can leverage our competitive advantage in technology.
When launching internal programs, we look for opportunities we believe have the highest potential to generate attractive returns, without adding a constraint of a specific therapeutic area. In general, we seek to develop medicines where we have confidence in the science; can pursue a significant commercial opportunity, resulting from addressing an unmet medical need; possess potential for differentiation; and see a clear development path with early opportunity to retire risk.
We evaluate our internal programs individually to determine the advisability of pursuing and continuing clinical development ourselves, entering into collaborations with partners, or out-licensing programs to optimize their development and clinical and commercial potential. When partnering, we look for companies with innovative, impactful ideas, strong leadership teams, experience and expertise in certain therapeutic areas, and the ability to raise the capital needed to support a drug candidate through to commercialization. We believe this strategy allows us to enrich our portfolio for programs with potential to deliver commercially successful medicines.
Our partnership business was built to maximize the net present value of our pipeline and portfolio
We hold financial interests in the commercial success of the drug candidates we help develop through contractual rights to royalties, profit-sharing, and commercial milestones. We have negotiated these stakes as part of our agreements with partners at the outset for partner-initiated programs.
We believe the near-term and clinical milestone payments we earn from programs represent only a small share of the expected total value we ascribe to each program. Instead, for a given program that undergoes clinical development, obtains marketing approval, and is successfully commercialized, we expect the bulk of the revenues to result from our downstream royalty or profit-share rights and commercial milestone payments. Our approach to partnering has been to maximize the expected net present value of our stakes in future antibody drugs. We believe this approach will maximize free cash flow over the long term and the overall value of our business.
Our programs broadly fall into two categories:
AbCellera-led Programs
Our growing internal pipeline consists of programs for which AbCellera leads the discovery and development of drug candidates. AbCellera-led programs account for an increasingly large share of AbCellera’s research and development investments and value.
We anticipate topline data readouts for our two most advanced AbCellera-led programs, ABCL635 and ABCL575, in Q3 and Q4 2026, respectively. We anticipate submitting INDs/CTAs for the next two AbCellera-led programs, ABCL688 and ABCL386, in 2027 and commencing their clinical development thereafter. We also anticipate progressing additional internal programs into selection of development candidates for IND-enabling activities within the near-to-medium term. Decisions on the selection, prioritization, continuation, partnering, or out-licensing of internal programs in our pipeline are supported by: an ongoing evaluation of the program's expected net present value, taking into account its risks, commercial prospects, development costs, and timelines, while accounting for the opportunity cost relative to other programs, and the constraints of our available capabilities, capital, and resources.

Partner-led Programs
Nearly all partner-led programs as of today started as partner-initiated programs where partners have come to us with a target in mind and have worked with us to turn their idea into an antibody drug candidate. This is our first program type, dating back to 2014.
The volume of programs of this type was historically high. As of December 31, 2025, we had started 104 partner-initiated programs that included downstream milestones, royalty stakes, or co-ownership. Through selectively entering into new and expanded partnerships, we continue to add programs to this portfolio.
We have worked closely with our partners on these programs, leveraging their insights and expertise in target and disease biology and modality, while using our discovery and development capabilities to create value. Depending on the terms of the program, we may perform work from target specification as far as the delivery of a final drug candidate. For some large or well-enabled partners, we hand our work off at an earlier stage, allowing our partner to work with our panel of characterized antibodies, while leveraging their proprietary data.
Figure 6: Progress of partner-initiated program starts with downstream participation*.
* Excludes AbCellera-initiated and Trianni-license program. As of December 31, 2025. Historical results are not necessarily indicative of future results.

Of the 104 partner-initiated programs with downstream participation that we had started as of December 31, 2025, we were still actively leading or co-leading the work on 14 of them. For 84 programs, we have successfully completed the agreed scope of work and transferred the resulting antibody sequences and data to our partners for evaluation and further development under their leadership. For a historical total of six programs – less than 10% – we did not succeed in finding antibodies that met the partner’s target specifications.
To the best of our knowledge, our partners are actively progressing 34 of the 84 programs and have decided not to progress the remaining 50.
Of the 48 programs that are actively progressing, we believe that 37 are in late-stage discovery, five in preclinical development, and six have reached clinical development. Overall, we view the progress of the molecules we have discovered, in our hands and those of our partners, positively. Approximately one half of all programs with downstream participation that we have started are currently still progressing.

Our portfolio and pipeline are well-diversified
We believe an optimal portfolio is diversified, long-term, and robust. Diversification reduces the risk associated with individual drug development programs. Because our capabilities are broadly applicable to antibody-based drug development, we can access the full depth and breadth of different therapeutic indications and programs in the biotechnology industry. Our resulting portfolio of stakes in partner-led programs and our internal pipeline are well-diversified across therapeutic areas, modalities, and partner types.
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
We invest in and operate our business with the belief that we can favorably impact each driver of value in our portfolio:
Program starts. Each program that we start has the potential to turn an idea into a new marketed drug. The investments we have made in our capabilities and capacity for business development enable us to connect with, and credibly pursue, an increasing number of therapeutic ideas in our industry. We believe our ability to connect with and pursue such ideas is reflected in the large number of programs we have launched internally and with partners.
We believe our ability to unlock new types of targets puts us in a position to continue driving growth. In pursuing the growth of our pipeline and portfolio, we are mindful of the strong connection between commercial success of our programs and our largest payouts, as well as of opportunity costs. We do not aim to maximize our number of program starts. Instead, we choose to pursue ideas internally and engage with partners for programs that we believe have the potential to deliver first-in-class antibody drugs with strong commercial prospects, be they initiated by a partner or by us.
Probability of success. For a drug development program to ultimately achieve commercial success, several conditions generally need to be met: the therapeutic hypothesis must be valid; the drug candidate must be optimal-for-purpose (e.g., effective, safe, manufacturable); the clinical trials must be designed and run appropriately; a significant medical need must be met; regulatory, logistical, and commercial matters must be handled well; and good organizational and financial support must be established and maintained throughout. Failure on any one factor often leads to program failure overall. Historically, such failures have led to success rates for drug development programs estimated at mid-single digit percentages.
Through our investments and capabilities, we aim to raise the probability of success of the programs in our pipeline and portfolio. The investments we have made are primarily driven by our goal of finding and developing optimal drug candidates and enhancing the likelihood that a program will succeed on this critical factor. Our investments include the technology development efforts we have made to repeatedly deliver successful drug candidates in areas where particularly high technical challenges and high unmet medical needs exist, such as those associated with GPCRs, ion channels, and multispecifics.
Information on the other success factors may be uncertain and limited (or unavailable to us) at the time of program inception. However, our approach to program and partner selection includes evaluating all available information to steer our work toward programs that do not raise concerns on these factors. As a result, we believe that we are enriching our pipeline and portfolio for programs with an above-industry-average probability of success.
Timelines. Development of a commercialized drug from program start is estimated to commonly take from eight to fourteen years, followed by approximately over a decade of patent-protected potential sales. Within this overall time frame, drug discovery and preclinical development is estimated to typically take three to five years with the remainder taken up largely by clinical development.

With our investments in our integrated target-to-clinic capabilities, we are aiming to reduce the time required for discovery and development.
Accelerating drug development – beyond the obvious benefit for patients – positively impacts the value of an ultimately successful drug in two ways. First, it increases the drug’s chance of being first (or next) to market with a large and lasting impact on market share. Second, it brings forward all positive cash flows from a program with a corresponding impact on their net present value.
Notably, some programs in our pipeline and portfolio may progress faster than average for reasons beyond the speed of our discovery and development capabilities. This can be the case for therapeutics against rare diseases; those with breakthrough designation; drugs that are best-in-class and following a well-understood development path; in a pandemic response situation (as demonstrated by bamlanivimab and bebtelovimab, two therapeutic antibodies against COVID-19 discovered by AbCellera); and in animal therapeutics.
Upfront payments from out-licensing or partnering pipeline assets. When a drug developer licenses or partners a drug or drug candidate with another party for further clinical or commercial development, the original owner commonly negotiates an upfront payment. Such payments reflect a portion of the expected value of the molecule. As such, the size of such payments related to a drug or drug candidate typically scales with the drivers of its value: expected peak sales if approved; remaining risk to achieve marketed status; and expected additional development and commercialization costs. Upfront payments are typically negotiated in combination with milestone payments and royalties in an out-licensing or partnering agreement.
AbCellera has the potential to earn significant upfront payments from out-licensing or partnering pipeline assets from internal programs. Market transactions between other drug developers have been reported with upfront payment amounts, e.g., for T-cell engagers in the double-digit million-dollar range, while those for potentially more valuable GPCR-targeting drug candidates have shown triple-digit million-dollar amounts, depending on the stage of their preclinical or clinical development.
Commercial sales. Today’s antibody drugs generate average peak sales of well over $1 billion, following several years of ramping sales after commercialization. Substantial annual sales typically continue until the drug patents expire. The average sales of drugs fall into a long-tailed distribution of peak sales. This distribution includes some drugs with sustained annual sales of tens of billions of dollars, many with annual sales over $1 billion (so-called “blockbusters”), and many with more limited commercial success.
We aim to position our portfolio with particular exposure to drug candidates with high and very high commercial potential. We believe that we can achieve this in three ways:
1.By achieving the technical breakthroughs that allow us to develop first-in-class drug candidates in high-value therapeutic applications where others have struggled or failed (e.g., based on GPCRs, ion channels, multispecifics);
2.By accelerating antibody discovery and preclinical development to increase chances of the resulting drug being first- or next-to-market, with correspondingly large market share (as discussed above); and
3.By following an approach to program and partner selection that avoids programs with apparently low commercial potential and clinical development risk.
Royalty rates. Royalties are the economic expression of our win-win approach to partnering, linking our financial success in a program to our partner’s success and to the commercialized drug’s benefit to patients. Royalties on net sales are nearly 100%-margin revenue to the recipient, less volatile than a share of profits, and inherently protected against inflation.
The level of royalties to us which our partners agree to directionally, depends on:
•The value we add to the program;
•Our partner’s appreciation of the value we add to the program;
•Our investment in the program; and
•The degree to which we emphasize near-term and milestone payments in the agreement structure.
We add more value to a program when we overcome challenging obstacles, accelerate the program, avoid costs for our partner, and improve the program’s chances of success, e.g., by providing superior drug candidates. The investments in our technology and capabilities – including forward integration along the value chain – have all enhanced the opportunity and ability to add more value to programs.

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
As of December 31, 2025, we have started 104 partner-initiated programs with downstream participation. These 104 programs have a mean royalty rate of 3.3%. The average negotiated rate for such programs has increased over time, reflecting the dynamics discussed above. Between 2015 and 2019, we agreed to a mean royalty rate of 2.4% across 37 partner-initiated programs with downstream participation contracted in the period; we note that contracts often include multiple program slots that represent potential future program starts. Between 2020 and 2025, we negotiated an increased mean royalty rate of 4.2% across our programs with downstream participation signed in the period and our agreement to partner our COVID-19 antibody asset to Eli Lilly and Company. A quarter of these programs signed in the 2020 to 2025 period can achieve royalty rates above 5.0%.
Our position in a co-development program generally reflects our proportionate contribution to the program. The royalty (or equivalent) rates that apply at each point where we can continue our co-investments depend on our cumulative contribution to the program's funding. Even at an early point, the rates we stand to earn from such a program generally exceed the agreed-to royalty rates of our partner-initiated discovery programs.
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
OTHER MATTERS
Intellectual Property
We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection for the compositions of matter of our drug candidates, their methods of use, related technology, and other inventions that are important to our business.
Our success depends in part on our ability to obtain and maintain intellectual property protection for the components of our discovery and development capabilities and drug candidates arising from the same; to defend and enforce our patents, to preserve the confidentiality of our trade secrets, and to operate without infringing valid and enforceable patents and other proprietary rights of third parties; and to identify new opportunities for intellectual property protection.
As of December 31, 2025, we owned or exclusively licensed more than 110 issued or allowed patents and more than 50 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia, and/or Europe.
Obtaining patent protection is not the only way we protect our proprietary rights. We also utilize other forms of intellectual property protection, including trademark, copyright, internal know-how, and trade secrets, when those other forms are better suited to protect a particular aspect of our intellectual property. We believe that our comprehensive approach to intellectual property protection strengthens our proprietary rights. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality and invention assignment agreements upon accepting employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. We are diligent in taking precautions that our proprietary information is not released to third parties through the use of security measures. Our trade secrets encompass certain reagent compositions and concentrations, nucleic acid vector sequences, and immunization protocols.
Data Rights
Our product to partners is data on the composition of matter of antibodies and their properties. We enter into contracts that grant us the right to use the data we generate to improve our discovery and development capabilities and fuel machine-learning algorithms. We maintain strict firewall protocols so target-specific data derived from a partner cannot be used to inform the discovery on another project by a different partner.
Patent Portfolio
We have developed an expansive patent portfolio with claims related to multiple aspects of our discovery and development capabilities, beginning with our first patent applications exclusively licensed from UBC in 2013. We continuously assess new ways to improve our technology platform through license or acquisition of third-party patent portfolios, as was the case with our acquisitions of Lineage in 2017 and the OrthoMab platform from Dualogics, LLC, or Dualogics, in 2020; our acquisition of Trianni, Inc., or Trianni, in 2020; our acquisition of TetraGenetics, Inc. in 2021; and our license agreements with Alloy Therapeutics, Inc., or Alloy Therapeutics.
Our patent prosecution strategy encompasses protecting our discovery and development capabilities and related methods.
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
Under the terms of the UBC License, we paid a CAD $0.1 million initial license fee and pay annual license fees to UBC during the term of the UBC License. We also pay UBC a low double digit royalty of our sublicensing revenue during the term of the UBC License, and, per an amendment to the UBC License, a small one-time payment for each partner program for the use of the technology during antibody screening. UBC was also granted a low double-digit percent equity position in our company as further consideration for the exclusive license in 2013.
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

A patent family directed toward methods for assaying functional properties exhibited by a protein produced by a single cell, e.g., an antibody produced by a single B cell, and a second biomolecule (e.g., antigen) in microfluidic chambers and devices is also included in the UBC Core Patent license. This patent family includes patents issued in the U.S. and Australia and granted in Europe, Japan, and Korea, as well as three pending foreign counterpart patent applications. Issued patents from this patent family are expected to expire in March 2034, absent any disclaimers or extensions available.
Lastly, the UBC Core Patent license includes a patent family directed toward methods for determining lymphocyte receptor chain pairs, for example, antibody heavy and light chain pairs. This patent family includes three issued U.S. patents, three granted patents in Europe, and one granted patent in Canada. Issued patents from this patent family are expected to expire in May 2035, absent any disclaimers or extensions available.
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
OrthoMab
As part of our agreement to purchase certain assets from Dualogics related to its OrthoMab bispecific antibody platform, we were assigned Dualogics’ interests and rights to that certain Exclusive License Agreement between Dualogics and the University of North Carolina at Chapel Hill, effective February 22, 2019, or the UNC Agreement. Under the UNC Agreement, we have a non-exclusive license to UNC’s rights under three patent families.
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
Under the terms of the OrthoMab asset purchase, we granted Dualogics a sublicense under the three patent families to develop, market, sell, and otherwise commercialize its existing programs related to the OrthoMab technology.
Under the terms of the UNC Agreement, we are required to pay UNC low single-digit royalties on net sales of clinically approved and other drugs as well as sublicense fees. The term of the license and our obligation to pay royalties continue for the life of the agreement or until the last expiring patent, whichever comes first. UNC may terminate the agreement governing the license if we have not practiced the technology for a period of two years, or if there is a material breach by us of the agreement and we fail to cure such breach, which breaches include but are not limited to our failure to deliver payment to UNC when due, to provide progress reports, to meet or achieve performance milestones or to possess and maintain insurance, or the execution of a sublicense that complies with the terms of the agreement. We may terminate the agreement at any time upon at least 60 days’ notice to UNC.
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
In one patent family, the patents are directed to transgenic animals and methods of use. This patent family includes thirteen issued patents including in the U.S., Australia, the Russian Federation, Europe, India, Israel, Canada, China, and Japan. Patents issuing from this family are expected to expire in July 2031, absent any disclaimers or extensions available.
Another patent family is directed to enhanced production of immunoglobulins. This patent family includes seven issued patents including in the U.S., Israel, Australia, Europe, Canada, and Japan. There are three pending applications including one in the U.S. and two in pending foreign counterparts, including Europe and Australia. Any patents that issue from this family are expected to expire in February 2037, absent any disclaimers or extensions available.
Another patent family is also directed to enhanced production of immunoglobulins. This patent family includes three issued patents in Australia, Europe, and Israel and two pending applications in Canada and China. Any patents that issue from this family are expected to expire in August 2036, absent any disclaimers or extensions available.
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
Another patent family is directed to transgenic mammals that express canine-based immunoglobulins. This patent family contains five pending applications in Australia, Canada, Europe, Israel, and Korea. This patent family contains two issued patents in China and Japan. Issued patents from this family are expected to expire in July 2039, absent any disclaimers or extensions available.
Another patent family is directed to single chain VH and heavy chain antibodies. This patent family includes six issued patents including in the U.S., Canada, Australia, Europe, Israel, and Japan. There is one pending application in the U.S. Issued patents from this family are expected to expire in July 2038, absent any disclaimers or extensions available.
Another patent family is directed to long germline DH gene and long HCDR3 antibodies. This patent family contains one issued patent in the U.S., and one pending application in the U.S. Issued patents from this family are expected to expire in October 2037, absent any disclaimers or extensions available.
Another patent family is directed to transgenic rodents expressing chimeric equine-rodent antibodies. This patent family contains eight pending applications including in the U.S., China, Australia, Korea, Japan, Israel, Canada, and Europe. Issued patents from this family are expected to expire in May 2042, absent any disclaimers or extensions available.
Another patent family is directed to Adam6 knock-in mice. This patent family contains one issued patent in Europe. The issued patent is expected to expire in August 2039, absent any disclaimers or extensions available.
Another patent family is directed to heavy chain-only antibodies. This patent family contains six pending applications, including in Australia, Canada, Korea, Israel, and Japan. This patent family contains two issued patents in China and Europe. Issued patents from this family are expected to expire in September 2040, absent any disclaimers or extensions available.

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
Anti-OX40L Antibodies
Our discovery and development capabilities have also directly led to our discovery of novel anti-OX40L antibodies. Our OX40L portfolio consists of a patent family that is directed to novel anti-OX40L antibodies, and methods of using the anti-OX40L antibodies to treat atopic dermatitis. This patent family has one pending International (PCT) patent application. Patents issued to this family are expected to expire in October 2044, absent any disclaimers or extensions.
Anti-NK3R Antibodies
Our discovery and development capabilities have also directly led to our discovery of novel anti-NK3R antibodies. This portfolio consists of a patent family that is directed to novel anti-NK3R antibodies, and methods of using the anti-NK3R antibodies to treat vasomotor symptoms. This patent family has one pending International (PCT) patent application. Patents issued to this family are expected to expire in October 2044, absent any disclaimers or extensions.
AbCellera
We also aim to continue developing our intellectual property portfolio. We currently own several recently filed pending U.S. non-provisional patent applications directed toward methods for high-throughput screening of multispecific antibody libraries and anti-coronavirus antibodies and methods of use.
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
For a discussion of the risks we face relating to intellectual property, see “Risk Factors” herein.
Government Regulation
Our focus is on the discovery and development of antibodies for ourselves and for our partners to improve patients’ lives. We are involved in the discovery, development, manufacturing, and clinical trials activities of these prospective future medicines. As such, we are subject to many regulations, including those governing our laboratory facilities, drug manufacturing, clinical trials, and businesses in the private sector more generally. In 2025, we started our own clinical trials and are subject to many of the regulations that ordinarily apply to companies in the life sciences, biotechnology, and pharmaceutical sectors and industries.
Government authorities in the United States, at the federal, state, and local level, Canada, and in the European Union, or E.U., and other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of pharmaceutical products, including biological drugs such as those that our partners develop. The processes for obtaining marketing approvals in the United States, Canada and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
We and our partners will be subject to various regulations in applicable jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of their drugs. Whether or not we and our partners obtain approval from the U.S. Food and Drug Administration, or FDA, Health Canada, or the European Commission for the E.U. for a drug, we and they must obtain the requisite approvals from regulatory authorities in foreign countries before the commencement of clinical studies or marketing of the drug candidate in those countries. The requirements and process governing the conduct of clinical studies, drug licensing, coverage, pricing and reimbursement vary from country to country.
U.S. Review and Approval Process
Biological medicines are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local, and foreign statutes and regulations. Our drug candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.
The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
•Completion of extensive non-clinical (sometimes referred to as preclinical) laboratory tests and preclinical animal trials, and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including GLP (Good Laboratory Practices).
•Submission to the FDA of an IND (Investigational New Drug) application, which must become effective before human clinical trials may begin.
•Performance of adequate and well-controlled human clinical trials according to the FDA's regulations commonly referred to as cGCP (current Good Clinical Practice) regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological drug for its intended use.
•Submission to the FDA of a BLA (Biologics License Application) for marketing approval that includes substantive evidence of safety, purity, and potency from results of non-clinical testing and clinical trials.
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological drug is produced to assess compliance with cGMP (current Good Manufacturing Practice) requirements to assure that the facilities, methods, and controls are adequate to preserve the biological drug identity, strength, quality, and purity.
•Potential FDA audit of the non-clinical and clinical study sites that generated the data in support of the BLA.
•FDA review and approval, or licensure, of the BLA.
Clinical Trial Phases
Human clinical trials are typically conducted in sequential phases that may overlap or be combined:
•Phase 1: The biological drug candidate is initially introduced into healthy human volunteers and tested for safety. In the case of some drugs for severe or life-threatening diseases, especially when the drug may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2: The biological drug candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug for specific targeted diseases, and to determine dosage tolerance, optimal dosage, and dosing schedule.
•Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the drug and provide an adequate basis for drug labeling.
Ongoing Regulatory Oversight
During all phases of clinical development, regulatory agencies require extensive reporting, monitoring, and auditing of all clinical activities, clinical data, and clinical study investigators.
A sponsor, an institutional review board (“IRB”) or independent ethics committee, the FDA, or other regulatory or monitoring authorities may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk, or failure to conduct the clinical trial in accordance with regulatory requirements.
Canadian Review and Approval Process

In Canada, biologic drug candidates and research and development activities are primarily regulated by the Food and Drugs Act and its associated rules and regulations, which are enforced by Health Canada. Health Canada regulates the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, post-approval monitoring, marketing, and import/export of pharmaceutical products, including biologic drugs.
Regulatory Standards
Regulators require adherence to rigorous standards throughout the development process:
•GLP (Good Laboratory Practices): Required during preclinical toxicology studies.
•cGCP (current Good Clinical Practice): Required during clinical development.
•cGMP (current Good Manufacturing Practice): Required during the manufacture and testing of drug products.
Principal Steps for Drug Approval in Canada
1. Preclinical Toxicology Studies
Non-clinical studies are conducted in vitro and in animals to evaluate pharmacokinetics, metabolism, and possible toxic effects. These studies provide evidence of safety before the drug candidate is administered to humans.
2. Clinical Trial Application (CTA)
Before human clinical trials can begin, a Clinical Trial Application (CTA) must be submitted to Health Canada. The trial may only proceed after the required number of days has lapsed without objection from Health Canada.
•Biologics Note: Because biological drugs carry additional risks related to manufacturing complexity and potential adventitious agents, the quality information requirements are more stringent than those for standard small-molecule drugs.
3. Clinical Trials and Oversight
•Phases: Human clinical trials are typically conducted in three sequential phases (Phase 1, 2, and 3), similar to the U.S. process.
•Ethics Review: In Canada, Research Ethics Boards (REBs) are used instead of Institutional Review Boards (IRBs) to review and approve clinical trial plans.
•Reporting: Progress reports must be submitted at least annually to Health Canada and the applicable REBs, with more frequent reporting required for serious adverse events.
4. New Drug Submission (NDS)
Upon successful completion of Phase 3 trials, the sponsor assembles all preclinical and clinical data, as well as information regarding chemistry, manufacture, and controls, and submits it to Health Canada as a New Drug Submission (NDS).
•Health Canada reviews the NDS to grant approval to market the drug.
•The review process can take several years and requires substantial financial resources.
Post-Approval Requirements and Monitoring
Even after approval, Health Canada maintains significant oversight:
•Approval Limitations: Health Canada may limit the approved indications, require specific warnings/contraindications on labels, or mandate post-approval studies and surveillance programs.
•Lot Release: Biologic drugs are monitored via a lot-release schedule. High-risk biologics may require every lot to be tested by Health Canada before being released for sale.
•Market Restrictions: Health Canada may prevent or limit further marketing based on results from post-marketing studies or surveillance.
Additional Regulation
In addition to the foregoing, provincial, state, and federal U.S. and Canadian laws regarding environmental protection and hazardous substances affect our business. These and other laws govern our use, handling, and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations contaminate the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not adversely affect our business. We cannot predict, however, how changes in these laws may affect our future operations.
Anti-Corruption Laws
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Canadian Corruption of Foreign Public Officials Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities, such as the UK Bribery Act 2010 and the UK Proceeds of Crime Act 2002, or collectively, Anti-Corruption Laws. Among other matters, such Anti-Corruption Laws prohibit corporations and individuals from directly or indirectly paying, offering to pay or authorizing the payment of money or anything of value to any foreign government official, government staff member, political party or political candidate, or certain other persons, to obtain, retain or direct business, regulatory approvals or some other advantage in an improper manner. We can also be held liable for the acts of our third-party agents under the FCPA, the Canadian Corruption of Foreign Public Officials Act, the UK Bribery Act 2010 and possibly other Anti-Corruption Laws. In the healthcare sector, anti-corruption risk can also arise in the context of improper interactions with doctors, key opinion leaders, and other healthcare professionals who work for state-affiliated hospitals, research institutions, or other organizations.
Available Information
Our website address is www.abcellera.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished according to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein by reference. In addition, our filings with the SEC are available on the SEC’s website at www.sec.gov. All statements made in any of our filings with the SEC or documents available on our website, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website.

Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred losses in certain years since inception, including in 2025, and we may not be able to generate sufficient revenue to achieve profitability.
We expect to continue to incur expenditures as we operate our business. We expect to incur losses for the foreseeable future. We cannot accurately predict the timing or amount of our increased expenses, or when, if at all, we may achieve profitability. Our net loss for the years ended December 31, 2025 and 2024 was $146.4 million and $162.9 million, respectively. Our accumulated losses at December 31, 2025 and accumulated earnings at 2024 was $29.5 million and $116.9 million, respectively.
Our success depends on our ability to develop and monetize a drug, either independently or through significant economic participation. Unless and until either of those events occur, we do not anticipate being able to generate sufficient revenue to achieve profitability.
Developing a drug on our own will require us to succeed in a range of challenging activities that are still in the preliminary stages, including developing drug candidates, obtaining regulatory approval, manufacturing, and commercializing approved drugs. We may never succeed in these activities and generate revenue from drug sales from our internal pipeline that are significant enough to achieve profitability.
Even if we achieve profitability, it may not be sustained. Our failure to become or remain profitable would depress our market value and impair our ability to raise capital, expand our pipeline, develop drug candidates, or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
Our revenue has fluctuated from period to period, and our revenue for any historical period may not be indicative of results that may be expected for any future period.
We have, and continue to receive, revenue from our partnership contracts and are eligible to receive future milestones and royalties related to potential future success of antibodies that we have discovered under past and existing agreements. We are unable to predict whether and the extent to which the minimum annual payments under our partnership agreements will be exceeded, or the timing of the achievement of any milestones under these agreements, if they are achieved at all. In some cases, the timing and likelihood of payments to us under these agreements is dependent on our partners’ successful utilization of the antibodies discovered using our discovery and development capabilities, which is outside of our control. Because of these factors, our revenue could vary materially from period to period.
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
•the timing and cost of, and level of investment in, research, clinical development and commercialization activities relating to our discovery and development capabilities and initiation and advancement of internal programs, which may change from time to time;
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
•the timing and nature of any future acquisitions or partnerships;
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
We may need to raise additional capital to fund our existing operations, improve our discovery and development capabilities, advance internal programs through the clinic, or expand our operations. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations and pipeline investments, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
Based on our current business plan, we believe our available liquidity from existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs. Although it is difficult to predict our funding requirements, we do not anticipate the need for additional external funding over at least the next thirty-six (36) months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of the realization of other risks described in this report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate headquarters and GMP facility. Such additional future financing may not be available on terms acceptable to us or at all.
We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. For example, this may include reasons such as to:
•fund development and marketing efforts of our current and future internal and partner programs;
•expand our discovery, development, clinical and regulatory capabilities;
•advance our current and future drug candidates through clinical trials;
•acquire, license or invest in technologies;
•acquire or invest in complementary businesses or assets; and
•finance capital expenditures and general and administrative expenses.
Our present and future funding requirements will depend on many factors, including:
•our ability to achieve revenue growth;
•the cost of expanding our operations, including our GMP activities;
•the initiation and advancement of internal programs and marketing activities associated therewith;
•our rate of progress in, and cost of research and development activities associated with, antibody discovery and development for our internal pipeline;
•the receipt of potential future payments from partners related to milestones, royalties, and licensing;
•the effect of competing technological and market developments;
•costs and fees occurring in litigation that we may be involved in; and
•costs related to any business and operations expansion.
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders would result. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making acquisitions, making capital expenditures, or declaring dividends. For example, in December 2025, we obtained financing secured against our office building held in our Dayhu joint venture. This financing, along with our agreement with the Strategic Response Fund (SRF), previously Strategic Innovation Fund (SIF), subjects us to certain restrictive covenants. Our agreement with the SRF requires that we obtain prior consent for specific corporate actions, such as when an entity acquires 20% or more of our voting securities. Similarly, our December 2025 financing includes covenants that restrict our ability to sell or transfer the secured property without lender consent and change of control provisions when any person or group acquires beneficial ownership of more than 25% of our voting shares. If we fail to comply with these covenants or obtain necessary consents, we could be obligated to repay all or a portion of the contribution amounts from SRF and the outstanding principal under our financing, which would have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to obtain adequate financing or financing on terms satisfactory to us, if we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and share price.
From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including conflicts in Europe and the Middle East and elsewhere, and the related impact on our business and the markets generally. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Continued disruptions in the banking system, both in the U.S. or abroad, may impact our or our customers’ liquidity and, as a result, negatively impact our business and operating results. If the current equity and credit markets deteriorate, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially and it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Although we have not realized any significant losses on our cash, cash equivalents, and our diversified portfolio of high credit quality marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition. In addition, failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our strategy, financial performance, and share price. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.
Risks Related to our Business and the Development and Commercialization of Our Drug Candidates
Our commercial success depends on the quality of our antibody discovery and development capabilities, technological capabilities, the advancement of internal programs, and their acceptance by new and existing partners in our industry.
We utilize our antibody discovery and development capabilities to identify antibodies for further development and potential commercialization by us and our partners. As a result, the quality and sophistication of our discovery and development capabilities is critical to our ability to conduct our research discovery activities and to deliver promising drug candidates. In particular, our business depends, among other things, on:
•our discovery and development capabilities to successfully identify drug candidates on the desired timeframes that can ultimately be used as medicines to prevent and treat diseases;
•our capabilities to successfully advance our current and future drug candidates through clinical trials;
•our ability to successful employ our newly constructed GMP facility to advance our pipeline;

•our ability to utilize our discovery and development capabilities to build a robust pipeline of potential development candidates;
•our ability to partner drug candidates from our internally developed pipeline;
•the rate at which partners continue to develop molecules in which we hold an economic stake;
•the timing and scope of any approval that may be required by regulatory bodies for drugs that are developed based on antibodies discovered by us;
•the impact of our investments in innovation and commercial growth.
There can be no assurance that we will successfully address any of these or other factors that may affect the ability of our discovery and development capabilities to create viable molecules that ultimately lead to commercially viable drugs. If we cannot create commercially viable drugs, our business, financial condition, results of operations, and prospects could be adversely affected.
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
Furthermore, our strategic pivot from a primarily partnership-focused business to one focused on developing our own internal pipeline of antibody medicines requires different capital allocation, operational expertise, and risk management compared to our historical partnership model. As we direct substantial resources toward our internal programs, we may experience reduced near-term revenue from partnerships, increased cash costs, and greater exposure to the often binary risks of clinical trial outcomes. If we fail to successfully manage this strategic transition, or if our internal pipeline fails to generate value that outweighs the reduction in partnership focus, our business and valuation may suffer.
For additional discussion of our business strategy, please see the section entitled “Item 1. Business” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We allocate our resources to pursue a particular drug candidate or indication and, as a result, may fail to capitalize on other drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
We allocate our resources to certain research programs and drug candidates. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for our current development candidates in other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable and profitable market opportunities. Our spend on current and future research and development programs and ongoing clinical development of drug candidates for specific indications may not yield commercially viable medicines.
Development of a biological molecule or other drug is inherently uncertain, and it is possible that none of the drug candidates discovered using our discovery and development capabilities that are further developed by us or our partners will receive marketing approval or become viable commercial drugs, on a timely basis, or at all.
We have used our discovery and development capabilities to offer antibodies to partners who are engaged in antibody discovery and development. These partners include pharmaceutical companies, biotechnology companies, and non-profit and government organizations. While we receive upfront payments from our partners generated through technology access and discovery research fees, we estimate that the vast majority of the economic value of the contracts with our partners is in the downstream payments that are payable if certain milestones are met or approved drugs are sold. Due to our reliance on our partners, the risks relating to drug development, regulatory clearance, authorization or approval, and commercialization apply to us derivatively through the activities of our partners. While we believe our discovery and development capabilities are capable of identifying high quality antibodies, there can be no assurance that our partnerships will successfully develop, secure marketing approvals for, and commercialize any drugs based on the antibodies that we discover. As a result, we may not realize the intended benefits of our partnerships.
Due to the uncertain, time-consuming and costly clinical development and regulatory approval process, there may not be successful development of any drug candidates with the antibodies that we discover, or we and our partners may choose to discontinue the development of these drug candidates for a variety of reasons, including due to safety, risk versus benefit profile, exclusivity, competitive landscape, commercialization potential, production limitations or prioritization of their resources. It is possible that none of these drug candidates will ever receive regulatory approval and, even if approved, such drug candidates may never be successfully commercialized. While we have received milestone and royalty payments in the past, there can be no assurance that we will receive additional milestone payments or any royalties in the future.
In addition, even if such drug candidates receive regulatory approval in the United States, the drug candidates may never obtain approval or be commercialized outside of the United States, which would limit their full market potential and therefore our ability to realize full potential downstream value. Furthermore, approved drugs may not achieve broad market acceptance among physicians, patients, the medical community, and third-party payors, in which case revenue generated from their sales would be limited. Likewise, we or our partners have to make decisions about which clinical stage and preclinical drug candidates to develop and advance, and we or our partners may not have the resources to invest in all of the drug candidates that contain antibodies discovered using our platform, or clinical data and other development considerations may not support the advancement of one or more drug candidates. Decision-making about which drug candidates to prioritize involves inherent uncertainty, and our partners’ development program decision-making and resource prioritization decisions, which are outside of our control, may adversely affect the potential value of our economic stakes in drug programs. Additionally, subject to contractual obligations to us, if one more of our partners is involved in a business combination, the partner might de-emphasize or terminate the development or commercialization of any drug candidate that utilizes an antibody that we have discovered.
The failure to effectively advance, market, and commercialize drug candidates with the antibodies that we discover could have a material adverse effect on our business, financial condition, results of operations, and prospects, and cause the market price of our common shares to decline. In addition to the inherent uncertainty in drug development addressed above, our ability to forecast our future revenues may be limited.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if these markets achieve the forecasted growth, our drug candidates may fail to achieve sufficient market acceptance or adoption.
From time to time, we may make public disclosures that contain estimates of the potential market opportunity of our internal programs. Market-opportunity estimates for our drug candidates are forward-looking in nature and based on management’s internal analysis and several critical assumptions that may prove incorrect. Specifically, our projections consider, among other factors, assumptions about incidence or prevalence of the targeted condition, treatment patterns, pricing, reimbursement, and market penetration based on predicted adoption rates. If our assumptions regarding the physician-directed use of treatments or patient treatment-seeking-behavior are flawed, our actual addressable market may be significantly different than estimated.
Furthermore, even our market-size estimates are appropriate, our drugs may fail to gain traction if physicians, patients, or payers remain satisfied with existing treatments or give preference to competing new treatments. Any such failure to achieve market acceptance would materially and adversely affect our business, financial condition, and results of operations.
The failure of our partners to meet their contractual obligations to us could adversely affect our business.
For partners who have contractual obligations to us, we bear the risk that they may not perform their contractual obligations to us to our standards, in compliance with applicable legal or contractual requirements, in a timely manner or at all; they may not maintain the confidentiality of our proprietary information; and disagreements or disputes could arise that could cause delays in, or termination of, the research, development or commercialization of drugs using our antibodies or result in litigation or arbitration.
In addition, we are dependent on our partners' ability to accurately track and make milestone payments to us pursuant to the terms of our agreements with them. Any failure by them to inform us when milestones are reached and make related payments to us could adversely affect our results of operations.
Any of these factors could adversely impact their financial condition and results of operations, which could impair their ability to meet their contractual obligations to us, which may have a material adverse effect on our business, financial condition, and results of operations.
We have invested, and expect to continue to invest, in research and development efforts that further enhance our technology and platform. Such investments in technology are inherently risky and may affect our operating results. If the return on these investments is lower or develops more slowly than we expect, our operating results may suffer.
Since our inception, we have dedicated a substantial portion of our resources on the development of our capabilities and the technology that we incorporate to further enhance our antibody discovery and development capabilities, and our internal pipeline. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect operating results and that such investments may not generate sufficient technological advantage relative to alternatives in the market which would, in turn, impact revenues to offset liabilities assumed and expenses associated with these new investments. The industry in which we operate changes rapidly as a result of technological and drug developments, which may render our platform relatively less capable. We believe that we must continue to invest time and resources in our discovery and development capabilities to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if our discovery and development capabilities are not able to deliver drug candidates as we anticipate, our internal pipeline, revenue, and operating results may be adversely affected.
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
From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Certain of our partners have also made public statements regarding their expectations for the development of programs under partnership with us and they and other partners may in the future make additional statements about their goals and expectations for partnerships with us. The actual timing of these events can vary due to a number of factors such as delays or failures in our or our current and future partners’ antibody discovery and development programs, the amount of time, effort, and resources committed by us and our current and future partners, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our partners’ current and future programs in which we hold economic stakes will advance or be completed in the time frames we or they expect. If our partners fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common shares could decline.
For programs that are led by a partner, but for which we have downstream economic participation, our future success is dependent on the eventual approval and commercialization of drugs developed by our partners for which we have no control over the clinical development plan, regulatory strategy or commercialization efforts.
Our business model is dependent on the eventual progression of drug candidates discovered or initially developed utilizing our discovery and development capabilities into clinical trials and commercialization. This requires us to find partners and enter into agreements with them that contain obligations for the partners to pay us milestone payments as well as royalties on sales of approved drugs for the drug candidates they develop that are generated utilizing our discovery and development capabilities. Given the nature of our relationships with our partners, we do not control the progression, clinical development, regulatory strategy or eventual commercialization, if approved, of these drug candidates. As a result, our future success and the potential to receive milestones and royalties are entirely dependent on our partners’ efforts over which we have no control. Additionally, unless publicly disclosed by our partners, we do not have access to information related to our partners’ preclinical studies or clinical trial results, including serious adverse events, or ongoing communications with the relevant health authorities regarding our partners’ development strategy, which limits our visibility into how such programs may be progressing. If our partners determine not to proceed with the development of a drug candidate discovered or initially developed utilizing our discovery and development capabilities, or if they implement preclinical, clinical or regulatory strategies that ultimately do not result in the further development or approval of the drug candidate, we will not receive the benefits of our partnerships, which may have a material and adverse effect on our operations.

We may not be able to file applications or amendments to commence additional clinical trials on the timelines we expect, and even if we are able to file as expected, the regulatory body may not permit us to proceed.
We may not be able to file applications (e.g., clinical trial applications (“CTA”) or investigational new drug applications “IND”) for our internal pipeline candidates on the timelines we expect. Specifically, we are currently conducting Phase 1/2 clinical trials for ABCL635 and ABCL575 in Canada under Health Canada CTAs, and we intend to submit IND applications to the FDA to initiate Phase 3 trials in the United States upon their completion. There is no guarantee that the FDA will accept data from these foreign Phase 1/2 trials as sufficient to support a U.S. Phase 3 start. The FDA may require us to conduct additional bridging studies or repeat Phase 1/2 trials within the United States, which would prevent us from initiating Phase 3 trials on our expected timeline. Moreover, we cannot be sure that submission of a CTA or IND will result in allowing the start of clinical trials, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to a new application. Any failure to file a clinical trial application on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our drug candidates on a timely basis, if at all.
We have no marketed proprietary drugs and have not yet independently started late-stage clinical development, which makes it difficult to assess our ability to independently develop future drug candidates and monetize any resulting drugs.
As a company, we have no previous experience in completing clinical trials, and navigating and complying with the related regulatory requirements, including with respect to the submission of a New Drug Application, or NDA, or equivalent submission. We have not yet demonstrated our ability to independently conduct late-stage clinical development and obtain regulatory approval. To execute on our business plan, we will need to successfully reach agreement with multiple regulatory agencies on clinical and preclinical studies required for registration, execute our clinical development and manufacturing plans; and manage our spending as costs and expenses increase due to clinical trials, and regulatory approvals. If we are unsuccessful in accomplishing these objectives, we will not be able to develop any future drug candidates independently and could fail to realize the potential advantages of doing so.
We have a limited number of drug candidates. If we do not obtain regulatory approval of one or more of our drug candidates, or experience significant delays in doing so, our business will be materially adversely affected.
We currently have no drugs approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our drug candidates. As a result, we are not currently permitted to market any of our drug candidates in any country until we obtain regulatory approval from the relevant health authorities. The majority of our drug candidates are in preclinical development and we have not submitted an application, or received marketing approval, for any of our drug candidates. Obtaining regulatory approval of our drug candidates will depend on many factors, including:
•completing clinical trials that demonstrate the efficacy and safety of our drug candidates;
•preparation and submission to the appropriate regulatory authorities of an application for marketing approval that includes substantial evidence of safety, purity and potency from results of non-clinical testing and clinical trials;
•establishing and maintaining adequate commercial manufacturing arrangements or establishing our own commercial manufacturing capabilities or reliable arrangements with third-party contract manufacturers;
•potential pre-approval audits of non-clinical sites, clinical trial sites, and third-party manufacturing sites that generated the data and drug product in support of the marketing application; and
•launching commercial sales, marketing and distribution operations.
Many of these factors are wholly or partially beyond our control, including clinical advancement, the regulatory submission process, and changes in the competitive landscape. If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to develop our drug candidates at all.
Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. If clinical trials for our drug candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize our drug candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any drug revenue.
We have not previously submitted an application seeking approval for a drug based on antibodies that we have discovered. An application for approval (e.g. biologics license application (“BLA”)) must include extensive preclinical and clinical data and supporting information to establish the drug candidate’s safety and efficacy for each desired indication. The application for approval must also include significant information regarding the manufacturing controls for the drug. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our drug candidates, the regulatory authority may approve our drug candidates for a more limited indication or a narrower patient population than we originally requested.
We may experience delays in future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our drug candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable drugs. The results of preclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for drug candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our drug candidates. As we continue developing our drug candidates, serious adverse events, undesirable side effects, or unexpected characteristics may emerge, causing us to abandon these drug candidates or limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable.
Patients treated with our drug candidates may experience side effects or adverse events that are unrelated to our drug candidates but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. Any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our drug candidates. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same drug candidate due to a variety of factors, including, but not limited to, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols, and the rate of dropout among clinical trial participants.
The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:
•further discussions with the relevant health or regulatory authorities regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our drug candidates;
•any delay or failure to obtain approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•inability to obtain sufficient funds required for a clinical trial;
•clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•delay or failure to manufacture sufficient supplies of the drug candidates for our clinical trials;
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
•delay or failure to obtain approval from the relevant human subjects review board (e.g., institutional review board or research ethics boards) to conduct a clinical trial in humans at a prospective site;
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
•delays in the testing, validation, manufacturing and delivery of our drug candidates to the clinical trial sites, including due to a facility manufacturing any of our drug candidates or any of their components being ordered by the relevant health authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or cross-contaminations of drug candidates in the manufacturing process;
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;
•our clinical trials may be suspended or terminated upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future partners that have responsibility for the clinical development of any of our drug candidates; and
•receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial.
We could also experience delays in physicians enrolling patients in clinical trials of our drug candidates in lieu of prescribing existing treatments or other clinical trials. Furthermore, a clinical trial may be suspended or terminated by us, the relevant human subjects review board for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the relevant health authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the relevant health authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our drug candidates, the commercial prospects for our drug candidates will be harmed, and our ability to generate drug revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our drug development and approval process and jeopardize our ability to commence drug sales and generate revenue.
Securing regulatory approval also requires the submission of information about the manufacturing processes and inspection of manufacturing facilities by the relevant regulatory authority. The relevant health authorities may reject our manufacturing processes or facilities, whether run by us or our contract manufacturing organizations. In addition, if we make manufacturing changes to our drug candidates in the future, we may need to conduct additional preclinical and/or clinical studies to bridge our modified drug candidates to earlier versions.
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
In addition, even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the relevant health authorities will interpret the results as we do, and more trials could be required before we submit our drug candidates for approval. We cannot guarantee that the relevant health authorities will view any of our drug candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we may receive unexpected or unfavorable feedback from the relevant health authorities regarding satisfaction of safety, purity, and potency (including clinical efficacy), amongst other factors. To the extent that the results of the trials are not satisfactory to the relevant health authorities for support of a marketing application, approval of our drug candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our drug candidates.
We rely on third parties to monitor, support, conduct, and oversee clinical trials of the drug candidates that we are developing and, in some cases, to maintain regulatory files for those drug candidates. We may not be able to obtain regulatory approval for our drug candidates or commercialize any drugs that may result from our development efforts if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to execute on a timely transfer of any regulatory information held by them to us.
We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party partners, to monitor, support, conduct and oversee preclinical studies and clinical trials of our current and future drug candidates. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel. If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on time or otherwise conduct our trials as anticipated. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our drug candidates. These third parties, in turn, may face their own constraints in obtaining the resources and personnel needed to perform the work for which we engage them. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our drug candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, CTA or other regulatory agencies. Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines enforced by the FDA and CTA. Regulatory authorities enforce these regulations through periodic inspections of clinical trial sponsors, principal investigators, and clinical trial sites. If we or any of our CROs fail to comply with applicable regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the regulator may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the regulator could determine that any of our clinical trials fail or have failed to comply with applicable regulations. In addition, our clinical trials must be conducted with drug product produced under the relevant regulations enforced by the FDA and CTA, and our clinical trials may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. If any of our clinical trial sites terminate our agreement for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Switching or adding CROs or other suppliers can involve substantial cost and require extensive management time and focus. In addition, there is a transition period when a new CRO or supplier commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business. Furthermore, we may fail to accurately estimate the cost of services performed by these third parties at any given time, which could result in significant adjustments to our accrued research and development expenses in future periods and cause our financial results to fluctuate.
Our long-term prospects depend in part upon discovering, developing and commercializing additional drug candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
Our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for, and commercialize drug candidates. A drug candidate can unexpectedly fail at any stage of preclinical and clinical development. Our investments in our early-stage research and development efforts may not yield any promising drug candidates. Even if our research and development efforts yield drug candidates that advance into clinical studies, the historical failure rate for drug candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, and other unpredictable variables. The results from preclinical testing or early clinical trials of a drug candidate may not be predictive of the results that will be obtained in later stage clinical trials of the drug candidate.

The success of drug candidates we may develop will depend on many factors, including the following:
•generating sufficient data to support the initiation or continuation of clinical trials;
•obtaining regulatory permission to initiate clinical trials;
•contracting with the necessary parties to conduct clinical trials;
•successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•the timely manufacture of sufficient quantities of the drug candidate for use in clinical trials; and
•adverse events in the clinical trials.
Even if we successfully advance drug candidates into clinical development, their success will be subject to all of the clinical, regulatory, and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we may never be able to discover, develop, obtain regulatory approval of, commercialize, or generate significant revenue from drug candidates.
If we, or any of our partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis or at all.
Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved or developed for the indications we are investigating. If we, or any of our partners that perform clinical tests for our drug candidates, are unable to enroll a sufficient number of patients to complete clinical testing, we will be unable to gain marketing approval for such drug candidates and our business will be harmed.
In addition, the U.S. federal Right to Try Act (“RTA”), provides a federal framework for patients to access certain investigational new drug candidates that have completed a Phase 1 clinical trial. Similarly, Health Canada's special access program (“SAP”) provides a similar pathway for eligible Canadian patients. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining approval from the relevant health authority under the authority's expanded access program. While there is no obligation to make drug candidates available to eligible patients as a result of these programs (e.g., RTA and SAP), new and emerging legislation regarding expanded access to unapproved drugs could negatively impact enrollment in our clinical trials and our business in the future.
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
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our drug candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our drug candidates may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, non-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain the relevant regulatory approval.
Disruptions at the relevant health authorities and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified drug candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the relevant health authorities to review and clear or approve new drug candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the relevant health authority's ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the relevant health authority's ability to perform routine functions. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. If global health concerns impact the relevant health and regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the relevant health authority and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the relevant health authority or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Successful development of our current and future drug candidates is uncertain and we may discontinue or reprioritize the development of any of our drug candidates at any time, at our discretion.
Before obtaining regulatory approval for the commercial distribution of our drug candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from non-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials of that drug candidate. There is a high failure rate for drugs proceeding through clinical studies. In our pipeline updates, we may outline our belief that preclinical data of our clinical programs support a potential ‘first-in-class’ or ‘best-in-class’ profile. However, these designations and the scientific rationale supporting them are contingent upon the replication of preclinical findings in human clinical trials. For instance, although small molecules have validated the target for ABCL635, our antibody candidate faces distinct scientific considerations and may fail to demonstrate sufficient target engagement to achieve comparable therapeutic efficacy. If our clinical trials fail to support the 'first-in-class' or 'best-in-class' profiles we have disclosed, our business and valuation would be materially adversely affected. Alternatively, management may elect to discontinue development of certain drug candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our drug candidates under development or reprioritize our focus on other drug candidates at any time and at our discretion.
Additionally, because we have limited financial and managerial resources, we focus on research programs, our drug discovery and development platform and drug candidates that we identify for specific indications. As a result, we may forgo or delay pursuit of opportunities with other drug discovery and development capabilities or drug candidates or for other indications that later prove to have greater commercial potential. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
Our drug candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
All of our drug candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Unforeseen side effects from any of our drug candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved drug has been marketed. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our drug candidates, only the relevant health authority and regulatory agencies may ultimately make such determination.
If any of our drug candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such drugs:
•regulatory authorities may require us to take our approved drug off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or impose a risk evaluation and mitigation strategy that includes restrictions and conditions on drug product distribution, prescribing and/or dispensing;
•we may be required to change the way the drug is administered, conduct additional clinical trials or change the labeling of the drug;
•we may be subject to limitations on how we may promote the drug;

•sales of the drug may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us or our current or future partners from achieving or maintaining market acceptance of the affected drug or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating revenue from the sale of any future drugs.
If any of our drug candidates receive regulatory approval, the approved drugs may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.
The commercial success of our drug candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our drug candidates will depend on a number of factors, including:
•limitations or warnings contained in the approved labeling for a drug candidate;
•changes in the standard of care for the targeted indications for any of our drug candidates;
•limitations in the approved clinical indications for our drug candidates;
•demonstrated clinical safety and efficacy compared to other therapies;
•sales, marketing and distribution support;
•availability of coverage and extent of reimbursement from managed care plans and other third-party payors;
•timing of market introduction and perceived effectiveness of competitive therapies;
•availability of alternative therapies at similar or lower cost, including generic, biosimilar and over-the-counter drugs;
•the extent to which the drug is approved for inclusion on formularies of hospitals and managed care organizations;
•whether the drug is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular conditions;
•whether the drug can be used effectively with other therapies to achieve higher response rates;
•adverse publicity about our drug candidates or favorable publicity about competitive drugs;
•convenience and ease of administration of our drugs; and
•potential product liability claims.
If any of our drug candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients and the medical community, we may not generate sufficient revenue from these drugs, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our drug candidates may require significant resources and may never be successful.
Even if we obtain FDA approval of any of our drug candidates, we may never obtain approval or commercialize such drugs outside of the United States, which would limit our ability to realize their full market potential.
In order to market any drugs outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional drug testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and region to region and could delay or prevent the introduction of our drugs in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any drug candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our drugs will be harmed.
Our ability to eventually generate significant revenues from drug sales will depend on a number of factors, including:
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
•establishing sales, marketing and distribution capabilities and launching commercial sales of our drugs, if and when approved, whether alone or in combination with other drugs;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and commercialization activities;
•effectively competing with other therapies;
•developing and implementing successful marketing and reimbursement strategies;
•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates; and
•maintaining a continued acceptable safety profile of any drug following approval, if any.
If we do not achieve one or more of these requirements in a timely manner, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would materially harm our business.
We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or foreign health authorities. To become and remain profitable, we must develop, obtain approval for and eventually commercialize drugs, that generate significant revenue. Even if we obtain approval and begin commercializing one or more of our drug candidates, we may never generate revenue that is significant or large enough to achieve profitability.
Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our drugs, it is less likely that our drugs will be widely used.
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary from country to country. Many countries require approval of the sale price of a drug before it can be marketed. The pricing review period begins after marketing or drug licensing approval is granted in most cases. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a drug in a particular country, but then be subject to price regulations that delay our commercial launch of the drug and negatively impact the revenues we are able to generate from the sale of the drug in that country.
Our ability to commercialize any drugs successfully also will depend in part on the extent to which coverage and adequate reimbursement for these drugs and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a drug from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical, and cost-effectiveness data for the use of our drugs. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for drugs exists among third-party payors. Therefore, coverage and reimbursement for drugs can differ significantly from payor to payor. As a result, the coverage determination process is often a time-

consuming and costly process that will require us to provide scientific and clinical support for the use of a drug candidate that receives regulatory approval to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
Even if our drug candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these drugs will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels. We cannot be certain that reimbursement will be available for any drugs that we develop. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize an approved drug.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any drugs that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost-containment measures or other healthcare reforms may prevent us from generating revenue, achieving profitability, or commercializing our drug candidates if approved.
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by Health Canada, the FDA, EMA or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that currently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our or any collaborator’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drugs that we or our partners develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drug candidates, and our overall financial condition.
We may not be successful in our efforts to use our drug discovery and development platform to build a pipeline of drug candidates.
We intend to use our drug discovery and development platform to build a pipeline of drug candidates and progress these drug candidates through clinical development for the treatment of a variety of diseases and medical conditions. As of the date of this report, our research and development efforts have resulted in a pipeline of drug candidates targeting various conditions and diseases; however, we may not be able to develop drugs that are safe and effective. In addition, although we expect that our platform will allow us to develop further drug candidates, we may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize drug candidates, we will face difficulty in obtaining drug revenue in future periods, which could result in significant harm to our financial position and adversely affect our share price.
Even if we receive regulatory approval to commercialize any of the drug candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the approved indicated uses for which the drug may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, and surveillance to monitor the safety and efficacy of the marketed drug.
For any approved drug, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, and recordkeeping for the drug. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMP and good clinical practice (“GCP”), for any clinical trials that we or our partners conduct after approval. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the drug;
•withdrawal of the drug from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA, EMA, Health Canada or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us or our partners, or suspension or revocation of drug license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Further, the FDA’s or other regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking-process, any of which could adversely impact our business and operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects, and ability to achieve or sustain profitability.
The FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in the FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, the Department of Justice, the Inspector General of the Department of Health and Human Services, among other government agencies, actively enforce the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of our approved drug candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
If any product liability lawsuits are successfully brought against us or any of our partners, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.
Product liability claims may be brought against us or our partners by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our future approved drugs. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:

•decreased demand for any future approved drugs;
•injury to our reputation;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•increased regulatory scrutiny;
•significant litigation costs;
•substantial monetary awards to, or costly settlement with, patients or other claimants;
•product recalls or a change in the indications for which they may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize our drug candidates.
We may need increased product liability coverage when we begin the commercialization of our drug candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition, and results of operation.
Even when we do not believe an adverse event is related to our drug candidates, the investigation may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our drug candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
If we or any of our third-party manufacturers encounter manufacturing difficulties, our ability to provide supply of drug product for clinical trials or our drug candidates for patients, if approved, could be delayed or prevented.
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process, and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping; difficulties with production costs and yields; quality control, including consistency, stability, purity, and efficacy of the product; product testing; operator error and availability of qualified personnel; as well as compliance with applicable federal, state, and foreign regulations. If contaminants are discovered in the supply of our drug product or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We may have stability, purity, and efficacy failures; deficiencies; or other issues relating to the manufacture of our drug candidates. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. We and our contract manufacturers are subject to local laws and regulations governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and our manufacturers’ procedures for using, handling, storing ,and disposing of these materials comply with legally prescribed standards, we cannot eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials.
Material modifications in method of drug product manufacturing or formulating, and price controls imposed by governments may adversely affect our future profitability.
As drug candidates are developed through preclinical to late-stage clinical trials, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered in an effort to optimize processes and results. Such changes carry the risk that they will not achieve their intended objectives. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates, and jeopardize our or our partners’ ability to commence drug sales and generate revenue.
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
Current and future legislation may increase the difficulty and cost for us to commercialize any drug that we or our partners develop and affect the prices we may obtain.
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change healthcare systems in ways that could affect our ability to sell any of our drug candidates profitably, if such drug candidates are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial, and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation or healthcare measures will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our drug candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing, and reimbursement of pharmaceutical products.
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, Medicaid statutory rebates will no longer be capped at 100% of AMP (average manufacturer price). Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of drug s, which could have a material impact on our business. Additionally, in July 2021, the U.S. administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. As discussed above, the United States Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have enacted state drug-price-transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our drug candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent drug labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our drugs, once approved, or put pressure on our drug pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our drug candidates for which we may obtain regulatory approval or the frequency with which any such drug candidate, if approved, is prescribed or used.
In the EU similar political, economic, and regulatory developments may affect our ability to profitably commercialize any future drugs. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific drugs and therapies. Our future drug s, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such drug s, and third-party payors’ reimbursement policies might adversely affect our or our partners’ ability to sell any future drug profitably.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent drug labeling and post-approval testing and other requirements.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we or our partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our partners are not able to maintain regulatory compliance, our drug candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
Our business may be adversely affected by public health outbreaks and pandemics.
Our business has been, and may continue to be, adversely affected by public health outbreaks and pandemics. If a public health outbreak or pandemic occurs, particularly in regions where we or our partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:
•disruption to and delays in preclinical research activities due to extended closure or reduced capacity of lab facilities;
•delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
•patients discontinuing their treatment or follow-up visits;
•delays or difficulties in clinical site initiation, including limitations on access to sites, limitations to site initiation activities that can be carried out remotely, and limitations on the number of clinical site staff on site from time to time;

•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by relevant governments, employers and others;
•shortages, disruptions in supply, logistics or other activities related to the procurement of materials and other supplies, which could have a negative impact on our ability to conduct preclinical research, initiate or complete our clinical trials or commercialize our drug candidates;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
•interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring, and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers and partners;
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
•disruptions to our partners’ operations, which could delay the development of our drug candidates in certain geographical regions and thereby affect the timing of development and commercial milestone payments and royalties on potential future drug sales we may receive; and
•limitations on our ability to recruit any necessary preclinical research, clinical, regulatory, and other professional staff on the timeframe required to support our research and development programs.
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
Healthcare providers, physicians, and third-party payors in the countries in which we operate and elsewhere play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval.
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, third-party payors, and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on drug candidates and market, sell, and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws and regulations that may affect our ability to operate include the following:
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
•HIPAA established the federal offense of health care fraud, which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by HITECH, and its implementing regulations, imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses, and healthcare providers and their respective business associates and their covered subcontractors;
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians (as defined above) or their immediate family members; and
•analogous and similar state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of any available statutory exceptions and safe harbors, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse, or other healthcare laws and regulations. Any failure or perceived failure by us to comply with such laws, regulations, or case law may result in governmental investigations or enforcement actions, litigation, claims, and other proceedings; harm our reputation; and could result in significant liability. Additionally, if our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, including damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our partners, is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.
In addition to potential risks discussed above at the risk factor entitled “Our business may become subject to economic, political, regulatory and other risks associated with international operations”, we are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our drug outside of the United States once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Third-party manufacturers may not be able to comply with U.S. export control regulations, cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in a necessity to replace current third parties, resulting in the possibility of supply delays, clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of drug candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and growth prospects.
We face significant competition, and if our competitors develop and market therapies that are more effective, safer or less expensive than our drug candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are developing biotherapeutics that will compete with existing and emerging drugs and therapies. Drugs we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical, and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients, and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have drugs that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the drug candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or regulatory approval or discovering, developing and commercializing drugs in our field before we do.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, more convenient or less expensive than any drugs we develop. Our competitors also may obtain regulatory approval for their drugs more rapidly, which could result in our competitors establishing a strong market position before we are able to enter the market.
Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or therapies developed by our competitors may render our technologies or drug candidates obsolete, less competitive or not economical.

In addition, we expect to compete with biosimilar versions of already approved drugs, and even if our drug candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar drugs and will compete for market share with them.
The Biologics Price Competition and Innovation Act of 2009, which is included in the 2010 Patient Protection and Affordable Care Act (“PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic drug that is “biosimilar to” or “interchangeable with” a previously approved biologic drug or “reference drug.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference drug, and the FDA may not approve a biosimilar drug until 12 years from the date on which the reference drug was approved. Even if our drug candidates, if approved, are deemed to be reference drugs eligible for exclusivity, another company could market a competing version of that drug if the FDA approves a full BLA for such drug containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their drug product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
Our management uses certain data to evaluate the advancement of our internal pipeline to make strategic decisions and such data may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to grow.
In addition to our consolidated financial results, our management regularly reviews a set of operating and financial data, in particular relating to the state of the internal pipeline and specific programs therein, including scientific preclinical and clinical results, advancement timelines, cost forecasts, time required to achieve scientific and clinical data readouts, commercial prospects, and failure risks to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Additionally, management monitors the number and progress of molecules advancing into and through the clinic under partner-led programs and the related trend of potential downstream revenue terms (milestones and royalties) of our partnered portfolio, We believe that these data are relevant for our current business; however, they may not accurately reflect all aspects of our business and we anticipate that the relevant set of information may change or may be substituted for additional or different data as our business evolves. If our management fails to review other relevant information or change or substitute the data they review, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results, and future growth prospects may be adversely impacted.
We depend on our information technology systems, and any failure of these systems could harm our business.
We depend on information technology and telecommunications systems for significant elements of our operations, including our laboratory information management system, our computational biology system, our knowledge management system, our customer reporting, our discovery and development capabilities, our advanced automation systems, and advanced application software. We have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance, and other infrastructure operations. These implementations were capital-intensive and required a significant effort. In addition to the aforementioned business systems, we intend to extend the capabilities of both our preventative and detective security controls by augmenting the monitoring and alerting functions, the network design, and the automatic countermeasure operations of our technical systems. These information technology and telecommunications systems support a variety of functions, including manufacturing operations, laboratory operations, data analysis, quality control, customer service and support, billing, research and development activities, scientific, and general administrative activities. A significant risk in implementing these systems, for example, is the integration and communication between separate systems.
Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious software, software bugs or viruses, human acts, and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, and similar disruptive problems. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.
Upgrading and integrating our business systems could result in implementation issues and business disruptions.
In recent years, we have been, and will continue to, update and consolidate systems and automate processes across many parts of our business, using a variety of systems, including in connection with the integration of acquired businesses and the implementation of new enterprise resource planning (“ERP”) software. Specifically, we implemented a new ERP system within 2025. The expansion and ongoing implementation of operational systems may occur at a future date based on value to the business. In general, the process of planning and preparing for these types of integrated, wide-scale implementations is highly complex and success requires addressing a number of challenges, including information security assessment and remediation, data conversion, network and system cutover, user training, and integration with existing processes or systems. Incongruities in any of these areas could cause operational problems during implementation including inconsistent practices, delayed report and/or data shipments, missed sales, billing errors, and accounting errors.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect and store petabytes of sensitive data, including legally protected health information, personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls over the first three risks.
Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and that of any third-party provider we may utilize, may be vulnerable to attacks by hackers or software viruses or breached due to employee error, malfeasance or other disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties. Although we have implemented security measures and a formal enterprise security program to prevent unauthorized access to sensitive data, there is no guarantee that we can protect our systems from breach. Unauthorized access, loss or dissemination could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future drugs, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission, and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses, and healthcare providers as well as their respective business associates that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Although drug manufacturers are not directly subject to HIPAA, prosecutors are increasingly using HIPAA-related theories of liability against drug manufacturers and their agents and we also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition, U.S. states have enacted and are considering enacting laws relating to the protection of patient health and other data, which may be more rigorous than, or impose additional requirements beyond those of, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means our obligations under the CCPA could evolve in the future, which may increase our compliance costs and potential liability.
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
A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the U.S. would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
We may also become subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”) has adopted data protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing, and security of personal information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
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
Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may diverge further in the future, creating additional regulatory challenges and uncertainties.
The interpretation and application of consumer, health-related, and data protection laws in the United States, the EEA, and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to data privacy or data protection may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
Furthermore, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our drug candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
We rely on information technology systems that we or our third-party providers operate to process, transmit, and store electronic information in our day-to-day operations. In connection with our drug discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers, and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. Attackers have used artificial intelligence and machine learning to launch more automated, targeted, and coordinated attacks against companies. Cyberattacks could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. If we were to experience an attempted or successful cybersecurity attack of our information systems or data, the costs associated with the investigation, remediation, and potential notification of the attack to counterparties, data subjects, regulators or others, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, could be material. Failure to report any such material cybersecurity incidents in a timely manner to the Securities Exchange Commission, on Form 8-K, may result in adverse impacts to our reputation. In addition, following any such attack, our remediation efforts may not be successful. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state, federal and international law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies, and potentially disrupt our business.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing their use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
The loss of any member of our senior management team or our ability to attract and retain talent across the Company, including senior management, could adversely affect our business.
We are highly dependent upon our senior management and other members of our management team as well as our senior scientists, and software engineers. Our success depends on the skills, experience and performance of key members of our senior management team, scientists, software engineers, and our other employees. The individual and collective efforts of our employees will be important as we continue to develop our capabilities, and as we expand and advance our pipeline of internal programs. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. While certain of our executive officers are party to employment contracts with us, we cannot guarantee their retention for any period of time beyond the applicable notice period.
Our research and development programs, laboratory operations, and GMP-related activities depend on our ability to attract and retain highly skilled scientists and engineers. We may not be able to attract or retain qualified scientists and engineers in the future due to the competition for qualified personnel among life science businesses. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific and engineering personnel. We may have difficulties locating, recruiting or retaining qualified employees. Recruiting and retention difficulties can limit our ability to support our research and development programs. A key risk in this area, for example, is that certain of our employees are at-will, which means that either we or the employee may terminate their employment at any time.
We have made technology acquisitions and may acquire businesses or assets or make investments in other companies or technologies, any of which could negatively affect our operating results, dilute our shareholders’ ownership, increase our debt or cause us to incur significant expense.
We have made technology acquisitions and may pursue acquisitions of businesses and assets in the future. We also may pursue alliances and joint ventures that leverage our technologies and industry experience to expand our offerings or distribution. Although we have acquired other businesses or assets in the past, we may not be able to find suitable partners or acquisition or asset purchase candidates in the future, and we may not be able to complete such transactions on favorable terms, if at all. The competition for partners or acquisition candidates may be intense, and the negotiation process will be time-consuming and complex. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, these acquisitions may not strengthen our competitive position, the transactions may be viewed negatively by partners or investors, we may be unable to retain key employees of any acquired business, relationships with key suppliers, manufacturers or partners of any acquired business may be impaired due to changes in management and ownership, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Refer to Note 7 and 15 of our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information. We cannot guarantee that we will be able to fully recover the costs of any acquisition. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may not realize the anticipated benefits of any acquisition, technology license, alliance or joint venture. We also may experience losses related to investments in other companies, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Acquisitions may also expose us to a variety of international and business related risks, including intellectual property, regulatory laws, local laws, tax, and accounting.
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
Billing for partner-related activities can be time-consuming, as our partners employ various models for their accounts payable matters, including outsourcing to third parties. We may face increased risk in our collection efforts, including long collection cycles and the risk that we may never collect at all, which could require us to write-off significant accounts receivable and recognize bad debt expenses, which could adversely affect our business, financial condition, results of operations, and prospects.
If our operating facilities become damaged or inoperable or we are required to vacate a facility, our ability to conduct and pursue our research and development efforts may be jeopardized.
We currently derive the majority of our revenue based upon scientific and engineering research and development and testing conducted in Vancouver, British Columbia. Our facilities and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to advance our pipeline of internal programs, support our partners, and improve our capabilities, advanced automation systems, and other critical business activities for some period of time. The inability to address system issues could develop if our facilities are inoperable or suffer a loss of utilization for even a short period of time, may result in t harm to our reputation, and we may be unable to repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming, and expensive to rebuild our facilities, to locate and qualify new facilities, or license or transfer our proprietary technology to a third-party. Even in the event we are able to find a third-party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third-party. Any physical damage done to our GMP facility, specifically, would more significantly impact our operations there due to the validation requirements of the facility and the supplies held within it.
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
Any additional insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. A successful liability claim, or series of claims, in which judgments exceed our insurance coverage could adversely affect our business, financial condition, results of operations, and prospects, including preventing or limiting the use of our discovery and development capabilities to discover antibodies.
Operating as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage, seek alternative insurance options or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations, and prospects.
Growth of our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of Canada and the United States.
We currently have operations in Canada, the United States, and Australia. Doing business internationally involves a number of risks, including:
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
•complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property, and defending against third-party intellectual property claims;
•difficulties in staffing and managing foreign operations;
•logistics and regulations associated with shipping systems and parts and components for systems, consumables and reagent kits, as well as transportation delays;
•travel restrictions that limit the ability of teams to carry out clinical trials and meet partners;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand, and exposure to foreign currency exchange rate fluctuations;
•international trade disputes that could result in tariffs and other protective measures;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities that may fall within the purview of the Canadian Corruption of Foreign Public Officials Act, or CFPOA, or U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.
Any of these factors could significantly harm our future international activities and operations and, consequently, our business, financial condition, results of operations, and prospects. For example, we continue to monitor and evaluate the potential impact of the imposition of tariffs announced by the U.S. administration to our business and financial condition. Significant tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China, may cause inflationary pressures and higher costs on certain imports from the affected countries. If maintained, the announced tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could affect our business and results of operations. We import materials, supplies, and lab and manufacturing equipment from the U.S. and are currently monitoring the potential impact, if any, of actions taken in response to these potential tariffs. While we do not believe that the tariffs will have a material adverse effect upon our results of operations, financial condition, or liquidity, there may be an impact to the costs of our input goods we purchase in the future. In addition, certain international markets are subject to significant political and economic uncertainty, including for example the effect of the withdrawal of the United Kingdom from the European Union. Significant political and economic developments in international markets for which we intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions.

Our business is subject to risks relating to foreign currency exchange rates.
We currently have operations in Canada, the United States and Australia. Substantially all of our revenue is paid in U.S. dollars. We expect that our U.S.-dollar-earned revenue will continue to account for a significant percentage of our total revenue for the foreseeable future.
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
Our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary’s functional currency. While our financial results are reported in U.S. dollars, the financial statements of certain of our equity-method investments are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our equity-method investments report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, our operating results may differ materially from our expectations. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.
Our business activities are subject to the FCPA and other anti-bribery and anti-corruption laws of the United States and other countries in which we operate, as well as U.S. and certain foreign export controls and trade sanctions. Violations of such legal requirements could subject us to liability.
We are subject to the FCPA, which among other things prohibits companies and their third-party intermediaries from offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Companies in the biotechnology and biopharmaceutical sectors are highly regulated and therefore engage with public officials, including those of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. We are also subject to the Canadian equivalent to the FCPA, the CFPOA. These laws are complex and far-reaching in nature, and, as a result, there is no certainty that all of our employees, agents or contractors will comply with such laws and regulations. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, financial condition, results of operations, and prospects. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.
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
We rely on a limited number of suppliers to provide certain consumables and equipment that we use in our operations, as well as reagents and other laboratory materials involved in the development of our technology. Fluctuations in the availability and price of materials and equipment could have an adverse effect on our ability to meet our development goals and thus our results from operations as well as on the progress of our internal pipeline. An interruption in the availability of raw materials or our laboratory operations could occur if we encounter delays, quality issues or other difficulties in securing these consumables, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, while we believe suitable additional or alternative suppliers are available to accommodate our operations, if needed, any transition to new or additional suppliers may cause delays in our progress and operations. Any such interruption could significantly affect our business, financial condition, results of operations, and reputation.
We must continue to secure and maintain sufficient and stable supplies of raw materials. Any shortage of raw materials or materials necessary for our operations may adversely affect our business.
Unexpected shortages in raw materials or other materials and other unanticipated events could adversely affect our business, prospects, financial condition, and results of operation.
In addition, as we expand our activities, in particular in manufacturing, our existing suppliers may not be able to meet our increasing demand, and we may need to find additional suppliers. There is no assurance that we will always be able to secure suppliers who provide raw materials at the specification, quantity and quality levels that we demand (or at all) or be able to negotiate acceptable fees and terms of services with any such suppliers. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability, and labor and other ethical practices. Even if we are able to expand existing sources, we may encounter delays and added costs as a result of the time it takes to train suppliers in our methods and quality control standards.
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
Further, genetic engineering and testing of animals has been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals in the United States, the EU and other jurisdictions have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities and the ability for us and our partners to use our discovery and development capabilities could be interrupted or delayed, our costs could increase, and our reputation could be harmed.

Our manufacturing operations will be dependent upon third-party suppliers, including single-source suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.
Our GMP facility in Vancouver, British Columbia houses our manufacturing and manufacturing support infrastructure. We anticipate that some of our suppliers of critical components or materials for our processes may be single- or sole-source suppliers and the replacement of these suppliers or the identification and qualification of suitable second sources may require significant time, effort and expense, and could result in delays in production, which could negatively impact our business operations and revenue. There can be no assurance that our supply of components necessary for the operation of this facility will not be limited, interrupted, or of unsatisfactory quality, or cease to be available at acceptable prices. In addition, loss of any critical component provided by a single-source supplier could require us to change the design of our manufacturing process based on the functions, limitations, features, and specifications of the replacement components.
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
•increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
•fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.
Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our drug-development programs, which would have an adverse effect on our business.
Although we expect business acquisitions will result in synergies and other benefits to us, we may not realize those benefits because of uncertainties related to certain assets acquired as a result of the acquisitions.
In November 2020 and September 2021, we consummated the Trianni and TetraGenetics acquisitions, respectively. If we change our planned use of in-process research and development, we might not realize synergies and other benefits to us. For example, in 2024, we recognized a full impairment charge of the Trianni and TetraGenetics in-process research and development and there could be additional future impairments of the corresponding intangible asset, goodwill, and valuation of the related contingent consideration recognized on acquisition of these businesses. Refer to our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain sufficient intellectual property protection for our technology, including our discovery and development capabilities and the resulting drug candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technologies or a platform similar or identical to ours, and our ability to successfully sell our drug candidates, drugs, or services may be impaired.
We rely on patent protection as well as trademark, copyright, trade secret, and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict the use of our intellectual property.
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
Our success depends in large part on our ability to obtain and maintain adequate protection of the intellectual property we may own solely and jointly with others or otherwise have rights to, particularly patents, in the United States, Canada and in other countries with respect to our discovery and development capabilities, our software, our technologies, and our drug candidates, without infringing the intellectual property rights of others.
We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our discovery and development capabilities and related technologies and uses thereof, as we deem appropriate. Our patents and patent applications in the United States, Canada and certain foreign jurisdictions relate to our technology. However, obtaining and enforcing patents in our industry is costly, time-consuming and complex, and we may fail to apply for patents on important products and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. There can be no assurance that the claims of our patents (or any patent application that issues as a patent), will exclude others from making, using or selling our technology or technology that is substantially similar to ours. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our technology without our permission, and we may not be able to stop them from doing so. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We may incorrectly interpret the terms of intellectual property or licensing agreements, which could result in unexpected expenses to be incurred by the Company.
As of December 31, 2025, we owned or exclusively licensed over 110 issued or allowed patents and over 50 pending patent applications worldwide. We own registered trademarks and trademark applications for AbCellera, Celium, Orthomab, TetraGenetics, TetraExpress, Trianni, and the Trianni Mouse in the U.S., Canada, Australia and/or Europe. It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. As a result, our owned and licensed patents and patent applications comprising our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar to any of our technology.
It is possible that in the future some of our patents, licensed patents, and patent applications may be challenged at the United States Patent and Trademark Office, or USPTO, or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents or patent applications. Any successful third-party challenge to our patents could result in loss of exclusivity or freedom to operate, patent claims being narrowed, the unenforceability or invalidity of such patents, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, limit the duration of the patent protection of our technology, and increased competition to our business. We may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 16, 2011, the United States transitioned to a first-inventor-to-file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our technology or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In addition, the patent position of companies in the biotechnology field is particularly uncertain. Various courts, including the United States Supreme Court, have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered natural laws. Accordingly, the evolving case law in the United States may adversely affect our and our licensors’ ability to obtain new patents or to enforce existing patents and may facilitate third-party challenges to any owned or licensed patents.
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
We are party to a royalty-bearing license agreement with the University of British Columbia that grants us exclusive rights to exploit certain patent rights that are related to our systems. Through our acquisition of Lineage, we obtained patents and patent applications directed toward immune-repertoire sequencing. We may need to obtain additional licenses from others to advance our research, development, and commercialization activities. Some of our license agreements impose, and we expect that any future exclusive in-license agreements will impose, various development, diligence, commercialization, and other obligations on us. We may enter into agreements in the future, with other licensors under which we obtain certain intellectual property rights relating to our discovery and development capabilities. These agreements take the form of exclusive license or of actual ownership of intellectual property rights or technology from third parties. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those agreements. In some cases, we may not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of those patents against third parties.
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
In spite of our efforts to comply with our obligations under our in-license agreements, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore, including in connection with any aforementioned disputes, terminate the relevant license agreement, thereby removing or limiting our ability to develop and commercialize technology covered by these license agreements. If any such in-license is terminated, or if the licensed patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to market or develop technologies similar to ours. In addition, absent the rights granted to us under such license agreements, we may infringe the intellectual property rights that are the subject of those agreements, we may be subject to litigation by the licensor, and if such litigation by the licensor is successful we may be required to pay damages to our licensor, or we may be required to cease our development and commercialization activities which are deemed infringing, and in such event we may ultimately need to modify our activities or technologies to design around such infringement, which may be time- and resource-consuming, and which may not be ultimately successful. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
In the future, we may identify third-party intellectual property and technology we may need to license in order to engage in our business, including to develop or commercialize new drugs, technologies, or services, and the growth of our business may depend in part on our ability to acquire, in-license or use this technology. However, such licenses may not be available to us on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more-established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor in return for the use of such licensor’s technology, lump-sum payments, payments based on certain milestones such as sales volumes, or royalties based on sales. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. We may also need to acquire or negotiate licenses to patents or patent applications before or after introducing a new capability. The acquisition and licensing of third-party patent rights is a competitive area, and other companies may also be pursuing strategies to acquire or license third-party patent rights that we may consider attractive. We may not be able to acquire or obtain necessary licenses to patents or patent applications. Even if we are able to obtain a license to patent rights of interest, we may not be able to secure exclusive rights, in which case others could use the same rights and compete with us.
In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize technology covered by these license agreements. If these licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. Additionally, termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology or impede, or delay or prohibit the further development or commercialization of one or more technologies that rely on such agreements.
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
Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-license. If other third parties have ownership rights to patents or patent applications we in-license, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
Our business, financial condition, results of operations, and prospects could be materially and adversely affected if we are unable to enter into necessary agreements on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the acquired or licensed patents or other rights are found to be invalid or unenforceable. Moreover, we could encounter delays in the introduction of services while we attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products, which could harm our business, financial condition, results of operations, and prospects.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our drug candidates, discovery and development capabilities, software, systems, workflows and processes in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Canada can be less extensive than those in the United States and Canada. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as those of the United States and Canada, and even where such protection is nominally available, judicial and governmental enforcement may be lacking. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. Further, we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in some or all countries outside the United States and Canada, or from selling or importing drugs made using our inventions in and into the United States, Canada or other jurisdictions. For example, as a result of the Russia sanctions and the potential retaliatory acts from Russia, we may be unable to obtain patent rights to our Trianni and microfluidic platforms which are protected in other jurisdictions around the world. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own platform or technologies and may also sell their products or services to territories where we have patent protection, but enforcement is not as strong as that in the United States and Canada. These platforms and technologies may compete with ours. Our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to other parties. Furthermore, many countries limit the enforceability of patents against other parties, including government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of any patents. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover our technologies in those countries.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make drugs that are similar to any drug candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own or license in the future;
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
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;
•we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable drug candidates or will provide us with any competitive advantages;
•we cannot ensure that our commercial activities or drug candidates will not infringe upon the patents of others;
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
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we are unable to protect the confidentiality of our information and our trade secrets, the value of our technology could be materially adversely affected and our business could be harmed.
We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, including parts of our discovery and development capabilities, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In addition to pursuing patents on our technology, we take steps to protect our intellectual property and proprietary technology by entering into agreements, including confidentiality agreements, non-disclosure agreements, and intellectual property assignment agreements, with our employees, consultants, academic institutions, corporate partners, and, when needed, our advisers. However, we cannot be certain that such agreements have been entered into with all relevant parties, or that our trade secrets and other confidential proprietary information will not be disclosed, or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure, which could adversely impact our ability to establish or maintain a competitive advantage in the market. If we are required to assert our rights against such party, it could result in significant cost and distraction.
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

We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third-party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third-party, it could harm our business, financial condition, results of operations, and prospects.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
We have employed and expect to employ individuals who were previously employed at universities or other companies. Although we try to ensure that our employees, consultants, advisors, and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, advisors, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights and face increased competition to our business. A loss of key research-personnel work-product could hamper or prevent our ability to commercialize potential drug candidates, technologies, and solutions, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our business, financial condition, results of operations, and prospects.
We may not be able to protect and enforce our trademarks and trade names, or build name recognition in our markets of interest thereby harming our competitive position.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our drug candidates, discovery, and development capabilities. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Further, we have and may in the future enter into agreements with owners of such third-party trade names or trademarks to avoid potential trademark litigation which may limit our ability to use our trade names or trademarks in certain fields of business.
We have not yet registered certain of our trademarks in all of our potential markets, although we have registered AbCellera in the United States and Canada as well as certain of our trademarks outside of the United States and Canada. If we apply to register these trademarks in other countries, and/or other trademarks in the United States, Canada, and other countries, our applications may not be allowed for registration in a timely fashion or at all; and further, our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our technologies in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our business, financial condition, results of operations, and prospects. And, over the long-term, if we are unable to establish name recognition based on our trademarks, then our marketing abilities may be materially adversely impacted.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, partners or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Litigation may be necessary to defend against these and other claims challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our systems, including our software, workflows, consumables and reagent kits. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees, and certain partners may defer engaging with us until the particular dispute is resolved. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We are currently, and in the future may be, involved in litigation and other proceedings related to intellectual property, which could be time-intensive and costly and may adversely affect our business, financial condition, results of operations, and prospects.
In recent years, there has been significant litigation in the United States and other jurisdictions involving intellectual property rights. We are and may in the future be involved with litigation or actions at a court, the USPTO, or the patent offices of other jurisdictions with various third parties that claim we or our partners using our solutions have misappropriated, misused or infringed other parties’ intellectual property rights. We expect that the number of such claims may increase as our business and the level of competition in our industry segments grow. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of the business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments, or result in potential or existing partners entering into engagements with us pending resolution of the dispute.
Should we move into new markets and applications for our discovery and development capabilities, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part upon our ability to develop, manufacture, market and sell any products and services that we may develop and use without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties, or the invalidity of such patents or proprietary rights.
Our research, development and commercialization activities may in the future be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation and other patent challenges, both within and outside the United States and Canada, involving patent and other intellectual property rights in the biotechnology industry, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. Third parties may initiate legal proceedings against us or our licensor, and we or our licensor may initiate legal proceedings against third parties. The outcome of such proceedings would be uncertain and could have a material adverse effect on the success of our business. Numerous U.S., Canadian and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our drug candidates and discovery and development capabilities. As the biotechnology industry expands and more patents are issued, the risk increases that our technologies may be subject to claims of infringement of the patent rights of third parties.
Additionally, the risks of being involved in such litigation and proceedings may increase when our efforts near commercialization. Numerous significant intellectual property issues have been litigated, are being litigated and will likely continue to be litigated, between existing and new participants in our existing and targeted markets, and one or more third parties may assert that our technologies infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets.
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
In addition, we may receive in the future, correspondence from third parties referring to the relevance of such third parties’ intellectual property to our technology, our workflows or our advanced automated systems, and we are currently engaged in litigation with such third parties (i.e., Schrader). Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future programs or technologies may infringe. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our discovery and development capabilities, or the systems, workflows, consumables and reagent kits that comprise our discovery and development capabilities, infringes these patents. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our discovery and development capabilities, including our systems, workflows, consumables and reagent kits. Under the applicable law of certain jurisdictions, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our technologies. We may incorrectly determine that our technologies are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our technologies.
There can be no assurance that we will prevail in any suit initiated against us by third parties, successfully settle or otherwise resolve patent infringement claims. A court of competent jurisdiction could hold that third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability and the ability of our licensor to commercialize any technology we may develop and any other technologies covered by the asserted third-party patents. Third parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell drug candidates and services, and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors and other third parties gaining access to the same intellectual property. In addition, we could encounter delays and incur significant costs in service introductions while we attempt to develop alternative processes, technologies or services, or redesign our technologies or services, to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses or to develop a workaround could prevent us from commercializing products or services, and the prohibition of sale or the threat of the prohibition of sale of any of our drug candidates and services could materially affect our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.
In addition, our agreements with some of our partners, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, financial condition, results of operations, and prospects.
Any uncertainties resulting from the initiation and continuation of any litigation or administrative proceeding could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition, and prospects.

The outcome of our civil litigation with Schrader may adversely affect our business, financial condition, results of operations, and prospects.
On October 14, 2022, the Estate of John Schrader and ImmVivos Pharmaceuticals Inc. filed a lawsuit naming as co-defendants the Company, some of its affiliates and Dr. Carl Hansen, the Company's CEO. The lawsuit was filed in the Supreme Court of British Columbia (Vancouver). The complaint alleges breach of an implied partnership or joint venture between Dr. John Schrader and Dr. Hansen and further alleges patent infringement of an issued Canadian patent (No. 2,655,511). The complaint seeks financial damages and other declarations. The Company has filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. All co-defendants have been served. The Company is proceeding to seek dismissal of certain Company affiliates for lack of jurisdiction. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless in all respects and intends to defend itself appropriately.
Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
Litigation or other legal proceedings relating to intellectual property claims, even if resolved in our favor, may cause us to incur substantial costs and divert the attention of our management and technical personnel from their normal responsibilities in defending against any of these claims. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Such litigation or proceedings could substantially increase our operating costs and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property proceedings could harm our ability to compete in the marketplace. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Any of the foregoing could harm our business, financial condition, results of operations, and prospects.
We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.
Third parties, including our competitors, could be infringing, misappropriating or otherwise violating our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement, misappropriation or violation of our intellectual property. However, the steps we have taken to protect our proprietary rights may not be adequate to enforce our rights against such infringement, misappropriation or violation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete.
Litigation may be necessary for us to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. For example, we were engaged in a lawsuit with Bruker Cellular Analysis (“Bruker”) based upon our allegations of its infringement of our intellectual property rights that we settled in December 2025. We may become involved in additional lawsuits in the future. We are currently engaged in a civil lawsuit with the Estate of John Schrader based upon allegations of, among other things, infringement of their intellectual property. If we do not prevail in such legal proceedings, we may be required to pay damages, we may lose significant intellectual property protection for our technologies, such that competitors could copy our technologies and we could be forced to cease selling certain products or services. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations, and prospects. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. The outcome in any such lawsuits are unpredictable. Even if we do prevail in any future litigation related to intellectual property rights, the cost and time requirements of the litigation could negatively impact our financial results.

Obtaining and maintaining our patent protection depends on compliance with various required procedures, document submissions, fee payments and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on issued United States and most foreign patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States at several stages over the lifetime of the patents and/or applications in order to maintain such patents and patent applications. We have systems in place to remind us to pay these fees, and we engage an outside service and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, if we or our licensors fail to maintain the patents and patent applications covering our products and technology our competitors may be able to enter the market with similar or identical products or technology without infringing our patents and this circumstance would have a material adverse effect on our business.
Patent terms may be inadequate to protect our competitive position on our technology for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our drug candidates and discovery and development capabilities or technology are obtained, once the patent life has expired, we may be open to competition from others. If our discovery and development capabilities or technologies require extended development and/or regulatory review, patents protecting our discovery and development capabilities or technologies might expire before or shortly after we are able to successfully commercialize them. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing processes or technologies similar or identical to ours.
Our use of open source software could compromise our ability to offer our products and services and subject us to possible litigation.
We use open source software in connection with our technology and computational engine of our platform, Celium. Companies that incorporate open source software into their technologies and services have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to the licensee’s software that incorporates, links or uses such open source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee’s own valuable proprietary code. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop technologies that are similar to or better than ours. Any of the foregoing could harm our business, financial condition, results of operations, and prospects.
Some intellectual property that we have in-licensed may have been discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.
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
We expect that significant additional capital will be needed in the future to continue our planned operations, including investments in our internal pipeline, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common shares.
Pursuant to our incentive plan, our management is authorized to grant equity incentive awards to our employees, directors and consultants. We have a significant number of outstanding options that could be exercised as shares. The exercise of these options, the dilution impact, and the subsequent sale of the underlying common stock could cause a decline in our stock price. We cannot predict the number, timing, or size of future exercises or the effect, if any, that such exercises may have on the market price for our common stock. Pursuant to our ESOIP, the initial aggregate number of our common shares that may be issued pursuant to share awards was 21,280,000 shares. The number of common shares reserved for issuance under the ESOIP shall be cumulatively increased each January 1 by a percentage approved by the Company and its Board of Directors of its Compensation Committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our shareholders may experience additional dilution, which could cause our share price to fall.
Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies.
We may seek additional capital through a combination of public and private equity offerings, debt financings, partnerships and alliances and licensing arrangements. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms unfavorable to us.
We do not intend to pay dividends on our common shares, so any returns will be limited to the value of our common shares.
We currently anticipate that we will retain future earnings for the development, operation, expansion, and continued investment into our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our common shares. For example, our multi-year contribution agreements with the Government of Canada and the Government of British Columbia that we entered into in May 2023 contain restrictions on our ability to declare and pay dividends. Any return to shareholders will therefore be limited to the appreciation of their common shares, which may never occur.
Our principal shareholders and management own a significant percentage of our shares and will be able to exert significant influence over matters subject to shareholder approval.
Our executive officers, directors, and 5%-shareholders currently own over twenty percent of our common shares in the aggregate, based on ownership information filed by such holders. Therefore, these shareholders have the ability to influence the Company through their ownership position. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.
Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.
Sales of a substantial number of our common shares in the public market could occur at any time. If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly.
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
•our board of directors may, without shareholder approval, issue preferred shares in one or more series having any terms, conditions, rights, preferences, and privileges as the board of directors may determine; and
•shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.
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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a controlled foreign corporation, or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” global intangible low taxed income, and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities, and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such Ten Percent Shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.
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
The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. In addition, recent changes to the attribution rules relating to the determination of CFC status may make it difficult to determine our CFC status for any taxable year. In addition, those changes to the attribution rules may result in ownership of the stock of our non-U.S. subsidiaries being attributed to our U.S. subsidiaries, which could result in our non-U.S. subsidiaries being treated as CFCs and certain U.S. Holders of our common shares being treated as Ten Percent Shareholders of such non-U.S. subsidiary CFCs. In addition, it is possible that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough of our common shares to be treated as a Ten Percent Shareholder. We believe that we and our non-U.S. subsidiaries will not be treated as CFCs in the 2025 taxable year solely by virtue of direct or indirect ownership by Ten Percent Shareholders. However, we believe that our non-U.S. subsidiaries may be treated as CFCs in the 2025 taxable year due to attribution rules that deem constructive ownership by our U.S. subsidiaries. It is unclear whether we would be treated as a CFC in a subsequent taxable year. We cannot provide any assurances that we will assist holders of our common shares in determining whether we or any of our non-U.S. subsidiaries are treated as a CFC or whether any holder of the common shares is treated as a Ten Percent Shareholder with respect to any such CFC or furnish to any Ten Percent Shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations.
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
The rules governing passive foreign investment companies, or PFICs, can have adverse effects on U.S. Holders for U.S. federal income tax purposes. Generally, if, for any taxable year, at least 75% of our gross income is passive income (such as interest income), or at least 50% of the gross value of our assets (determined on the basis of a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income (including cash), we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Our status as a PFIC will depend on the composition of our income and the composition and value of our assets (including goodwill and other intangible assets), which will be affected by how, and how quickly, we utilize any cash that was raised in any of our financing or through other business transactions. If we were a publicly traded CFC or not a CFC for any part of such year, the value of our assets generally may be determined by reference to the fair market value of our common shares, which may be volatile. Moreover, our ability to earn specific types of income that will be treated as non-passive for purposes of the PFIC rules is uncertain with respect to future years. We believe we were not classified as a PFIC during the taxable year ended December 31, 2025. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Accordingly, we cannot provide any assurances regarding our PFIC status for any current or future taxable years.
If we are classified as a PFIC, a U.S. Holder would be subject to adverse U.S. federal income tax consequences, such as ineligibility for certain preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund, or QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. U.S. Holders are urged to consult their own tax advisors regarding the potential consequences if we were, or were to become classified as, a PFIC, including the availability, and advisability, of, and procedure for, making QEF or mark-to-market elections.
Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.
A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the Canada Revenue Agency, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer-pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest, and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities.

Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our common shares. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand our business activities, any changes in the U.S. and non-U.S. taxation of our activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
General Risk Factors
Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets could have an adverse non-cash accounting impact on our results of operations.
The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill.
The nature of the biotechnology business is high-risk and requires that we invest significantly in research and development. As part of our ongoing planned research and development activities, significant adverse changes to our plans due to internal and external factors out of our control (including general and industry economic conditions, prolonged decline in the market value of our common shares, and the probability of success of our internal and partner-led programs) would increase the likelihood that we would record an impairment charge to our goodwill and/or intangible assets, which could have an adverse non-cash accounting impact on our results of operations. Refer to our annual consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information.
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
The trading price of our common shares is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. These factors include:
•clinical trial results and regulatory decisions relating to our, our partners', and our competitor's drug candidates;
•actual or anticipated fluctuations in our financial condition and operating results, including fluctuations in our quarterly and annual results;
•the introduction of new technologies or enhancements to existing technology by us or others in our industry;
•
•departures of key scientific or management personnel;
•announcements of significant acquisitions, partnerships, joint ventures or capital commitments by us or our competitors;

•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or antibody-drug candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
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
•general political and economic conditions, including those resulting from armed conflict, social and political unrest, and the related impact on our business and the markets generally; and
•other events or factors, many of which are beyond our control.
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
As of this report, we are subject to the reporting requirements of the Exchange Act or the other rules and regulations of the SEC and any securities exchange relating to public companies. Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market LLC, or Nasdaq, to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that apply to us as a large accelerated filer. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.
The rules and regulations applicable to public companies require substantial legal and financial compliance costs and make some activities time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. These costs decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. In addition, as a public company, it is more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain adequate coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
The trading market for our common shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our shares could decrease, which might cause our share price and trading volume to decline.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
The majority of our cash and cash equivalents are maintained in high credit quality and liquid held-for-trading marketable securities, bank accounts and term deposits at Canadian banking institutions. Cash and cash equivalents held in depository accounts may exceed the C$100,000 Canadian Deposit Insurance Corporation insurance limits. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in the first quarter of 2023, a number of financial institutions in the U.S. were placed into receivership by the Federal Deposit Insurance Corporation. Any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operational expenses or make other payments. Although we were not a depositor with any such financial institution placed into receivership, if the banking institutions that hold our deposits were to fail, we could lose all or a portion of those amounts held in excess of applicable insurance limitations. In such an event, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures.
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
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the loss of uninsured deposits or other financial assets;
•Potential or actual breach of statutory, regulatory or contractual obligations, including obligations that require the Company to maintain letters of credit or other credit support arrangements; and
•Termination of cash management arrangements and/or delays in accessing, or actual loss of, funds subject to cash management arrangements.

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
Cybersecurity Governance
The Chief Legal and Compliance Officer (CLO), and our dedicated information technology (IT) team, lead the Company's overall cybersecurity efforts. Together, our CLO and IT team have over 40 years of industry experience in implementing and managing information technology and information security systems, and members of our IT team maintain Certified Information Security Manager certifications. The CLO oversees the Company’s cybersecurity risk management through regular meetings with the IT team to discuss, as appropriate, cybersecurity risks and prevention measures. Cybersecurity incidents are escalated based on defined incident severity criteria to management. As part of our ERM process, our CLO and other senior management positions, as appropriate, report identified cybersecurity risks to the Audit Committee and the Board of Directors (Board).
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
Item 2. Properties.
Our corporate headquarters and research and development facilities are located in Vancouver, British Columbia, where we lease approximately 260,000 square feet of space under leases expiring between 2026 and 2037. Through our Dayhu joint venture, we completed our new, dedicated corporate headquarters in 2024, that provides us 167,000 square feet of laboratory and office space. In December 2025, we obtained financing secured against this laboratory and office space as further described in Note 8 of our annual consolidated financial statements for the year ended December 31, 2025. Through our Beedie joint venture, we are nearing the completion of construction of 220,000 square feet of additional lab and office space. The Dayhu and Beedie spaces are under lease which expire starting in 2037 and 2045, respectively, with further renewal options. Once complete, we intend to assign or fully sublease the office and laboratory space constructed through the Beedie joint venture. Further, our 130,000 square feet clinical manufacturing (GMP) facility built on land we purchased in 2022 in Vancouver, was completed in late 2025.
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
We are currently involved in the following litigation matters:
Patent Infringement Litigation
In July 2020, we filed a complaint against Bruker Cellular Analysis (on October 3, 2023, PhenomeX, the successor to Berkeley Lights was acquired by Bruker Cellular Analysis), in the United States District Court for the District of Delaware, alleging that Bruker Cellular Analysis infringed and continued to infringe, directly and indirectly certain patents. In December 2025, the parties settled the case, resolving the patent infringement litigation. As part of the settlement, Bruker Cellular Analysis will receive a license under the patents and Bruker Cellular Analysis will pay AbCellera an upfront payment as well as future royalty payments on sales of Bruker Cellular Analysis’ Beacon Optofluidic platform products worldwide through the life of the licensed patents.
Civil Lawsuit
On October 14, 2022, the Estate of John Schrader and ImmVivos Pharmaceuticals Inc. filed a lawsuit naming as co-defendants the Company, some of its affiliates and Dr. Carl Hansen, the Company's CEO. The lawsuit was filed in the Supreme Court of British Columbia (Vancouver). The complaint alleges breach of an implied partnership or joint venture between Dr. John Schrader and Dr. Hansen and further alleges patent infringement of an issued Canadian patent (No. 2,655,511). The complaint seeks financial damages as well as other declarations. The Company has filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. All co-defendants have been served. The Company is proceeding to seek dismissal of certain Company affiliates for lack of jurisdiction. No other activity is occurring with respect to this matter. The Company believes that Plaintiffs’ claim is meritless in all respects and intends to defend itself appropriately.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares are listed on The Nasdaq Global Select Market under the symbol “ABCL”.
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
The following graph compares the cumulative total return to shareholder return on our common shares relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common shares and each index on December 31, 2020, and its relative performance is tracked through December 31, 2025. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common shares. The shareholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

Comparison of Cumulative Total Return Among

AbCellera Biologics (ABCL)
Nasdaq Composite Index
Nasdaq Biotechnology Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
6/30/2023
12/31/2023
6/30/2024
12/31/2024
6/30/2025
12/31/2025

Holders of Common Shares
As of February 19, 2026, the latest practicable date prior to the date of this Annual Report on Form 10-K, there were approximately 88 holders of record of our common shares.
Dividend Policy
We have not declared nor paid any cash dividends on our share capital. We intend to retain any future earnings to fund the development and expansion of our business and therefore do not anticipate paying cash dividends on our share capital in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

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
Overview
AbCellera is a clinical-stage biotechnology company focused on discovering and developing antibody-based medicines for indications with high unmet medical need. To maximize the value and impact of our work, we are advancing a pipeline of internal programs and strategically partnering with companies that have novel science, innovative technology, or a strong track record of bringing programs through clinical development.
We focus on the development of antibody drugs and are committed to improving discovery and development. We aim to build a competitive advantage in bringing antibody drugs from target into clinical testing by combining expertise, technologies, and infrastructure to build integrated capabilities for antibody drug discovery and development. We think deeply about capital allocation and strive to maximize long-term value while mitigating the risks that are inherent in drug development. We look for opportunities where we believe low-risk investments in building technology and operational efficiency can create a sustained competitive advantage and drive long-term value by making antibody drug development faster and more efficient.
We are leveraging our platform and to develop internal programs and advance a pipeline of AbCellera-led programs with first-in-class potential. We evaluate these programs individually to determine whether to pursue preclinical and clinical development in-house, enter into collaborations with partners, or out-license to optimize their development and clinical and commercial potential.
We expect to continue to make significant investments in this area for the foreseeable future and expect to continue to incur significant expenses in connection with our ongoing activities, including as we:
•invest in research and development activities to improve our antibody discovery and development capabilities;
•advance our internal programs in preclinical and clinical development;
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
During the second quarter of 2025, we achieved a critical regulatory milestone by submitting Clinical Trial Applications (CTAs) to Health Canada for two of our drug candidates: ABCL635 and ABCL575 as described herein. In May 2025, we received No Objection Letters from Health Canada, authorizing both CTAs. We initiated dosing participants in clinical trials for both programs in Canada during the second half of 2025.
The Phase 1/2 clinical trial of ABCL635 is a randomized, placebo-controlled, double-blind study in healthy men and postmenopausal women with or without VMS. Its purpose is to evaluate safety, pharmacokinetics, pharmacodynamics, as well as frequency and severity of VMS with subcutaneous doses of ABCL635, and data from this study is expected to be presented in Q3 2026. The Phase 1 clinical trial of ABCL575 is a randomized, placebo-controlled, double-blind study to assess safety and tolerability in healthy participants following subcutaneous doses of ABCL575.
We advanced a third program, ABCL688, into IND/CTA-enabling studies in the second quarter of 2025. ABCL688 is an antibody drug candidate for an undisclosed indication in autoimmunity and is the second program from our

GPCR and ion channel platform to advance into IND/CTA-enabling studies. We anticipate submission of an IND/CTA for ABCL688 in 2027. The programs align with the Company's strategy of building value, both through partnerships, and through internal discovery and development of potential first-in-class antibody drugs.
We have started a cumulative total 104 partner-initiated programs with downstream participation and have seen a cumulative total 19 molecules advanced into the clinic, as illustrated by the following chart.

Cumulative # of
PARTNER-INITIATED PROGRAM STARTS WITH DOWNSTREAMS
104
110
100
90
80
70
60
50
40
30
20
10
0
2015 16 17 18 19 20 21 22 23 24 25

Cumulative # of
MOLECULES IN THE CLINIC
Partner-led
AbCellera-led
19
2
17
20
18
16
14
12
10
8
6
4
2
0
2015 16 17 18 19 20 21 22 23 24 25

Financial Highlights
The following table summarizes our key operating results for the years ended December 31, 2024, and 2025. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Twelve Months Ended December 31,
Financial Performance	2024	2025
Revenues:
Research fees	$26,284	$27,208
Milestone payments	1,500	1,000
Licensing and royalty revenue	1,049	46,920
Total revenue	28,833	75,128
Operating expenses:
Research and development(1)	167,259	186,829
Sales, general, and administrative(1)	85,490	83,231
Depreciation, amortization, and impairment	90,850	22,171
Total operating expenses	343,599	292,231
Loss from operations	(314,766)	(217,103)
Total other income	(114,371)	(39,508)
Loss before income tax	(200,395)	(177,595)
Net loss	(162,857)	(146,412)
Net loss per share
Basic	$(0.55)	$(0.49)
Diluted	$(0.55)	$(0.49)
Operating expenses include stock-based compensation:
Research and development expenses	30,779	30,147
Sales, general, and administrative expenses	36,802	25,645

Financial Position	December 31, 2024	December 31, 2025
Cash and cash equivalents	$156,325	$128,513
Marketable securities	469,289	405,313
Total cash, cash equivalents, and marketable securities	625,614	533,826
Total assets	1,360,553	1,356,950
Total shareholders' equity	1,056,084	966,904
(1)Exclusive of depreciation, amortization, and impairment.
Recent Developments
On January 12, 2026, we announced that the first patients had been dosed in the Phase 2 portion of our ongoing Phase 1/2 clinical trial of ABCL635. The Phase 2 portion is a multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy of ABCL635 in reducing the frequency and severity of VMS in 80 postmenopausal women. With Phase 2 enrollment underway, we anticipate top-line clinical results for both phases in Q3 2026.
Key Factors Affecting Our Results of Operations and Future Performance
We believe that our financial performance has been, and will continue to be, primarily driven by the factors described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in Part I, Item 1A, Risk Factors.
•Pursuing drug discovery and development opportunities internally. As our discovery and development capabilities have matured, we are increasingly in a position to pursue attractive, well-validated targets ourselves, e.g. in the GPCR, ion channel, and TCE spaces. Such programs have the potential to yield first-in-class drug candidates in indications with substantial unmet medical need which we can pursue internally. We plan on investing significant resources in the preclinical and clinical development of internal programs that will impact our financial results. The investments in each program are undertaken at risk and may ultimately not yield a return.
•Successfully designing and executing clinical trials. Our long-term financial success is increasingly dependent on our ability to successfully transition drug candidates from our discovery platform through clinical development. The successful execution of our current and future clinical trials requires significant financial investment. We intend to allocate resources to the design and execution of these clinical trials, which represent a substantial and ongoing commitment of capital and personnel. Our ability to generate future value from these programs, whether through independent development or strategic out-licensing, will depend on the clinical data generated.
•Successfully out-licensing drug candidates from our internal programs. We believe that our internal programs may result in drug candidates of interest to other drug developers with capabilities complementary to our own. Where these capabilities can be expected to enhance the value of our drug candidate, we may seek to out-license. Successful out-licensing agreements could generate substantial upfront payments in addition to later milestone payments and royalties. Our financial performance may therefore be impacted by our ability to produce and out-license such drug candidates from our internal programs.
•Our partners successfully developing and commercializing the antibodies that we discover. We estimate that, based on the terms of our existing contracts and estimates of historical rates of success of antibody drug development, the vast majority of the potential value for each program is represented by potential future milestone payments and royalties rather than research fees. As a result, we believe our business and our future results of operations will be highly impacted by the degree to which our partners successfully develop and commercialize the antibodies that we have discovered based on contracts with our partners. As our partners continue to advance development of the antibodies that we have discovered, we expect to start receiving additional milestone payments and royalties if any partners commence commercial sales of such antibodies.
•Engaging with partners. Our potential to grow revenue, in both the near and long-term, is dependent on successfully engaging with partners. We seek to expand our relationships with existing partners also as a basis for potentially out-licensing some of our internal programs. Our teams are selective in determining which partners we choose to engage with, focusing on the opportunities with the strong potential to generate significant value in the long-term.
•Investing in enhancements to our discovery and development capabilities. Our ability to generate a pipeline of potential first-in-class internal programs and expand our partnerships is dependent on the strength and advantages of our discovery and development capabilities. We intend to maintain our leading position through selective investments in research and development to refine and add capabilities, including in manufacturing. We have also successfully executed and will continue to look for strategic technology acquisitions to improve, broaden and deepen our capabilities and expertise in antibody discovery and development, or those that offer opportunities to expand our business into adjacent therapeutic modalities. We intend to continue to devote resources to continue to improve our discovery differentiation which will impact our financial performance.
Business Metrics
We regularly review the following business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe the following metrics are useful for understanding our business to date. These metrics may change or may be substituted for additional or different metrics as our business develops as further described below with respect to changes in this and upcoming reports.

Cumulative Metrics	December 31, 2024	December 31, 2025	Change %
Partner-initiated program starts with downstreams	96	104	8%
Molecules in the clinic	16	19	19%
Partner-initiated program starts with downstreams represent the number of unique partner-initiated programs where we stand to participate financially in downstream success for which we have commenced the discovery effort. The discovery effort commences on the later of (i) the day on which we receive sufficient reagents to start discovery of antibodies against a target and (ii) the day on which the kick-off meeting for the program is held. We view this metric as an indicator of our partners' project selection and initiation and the resulting potential for near-term payments. Cumulatively, partner-initiated program starts with downstream participation indicate our total opportunities to earn downstream revenue from milestone fees and royalties (or royalty equivalents) in the mid- to long-term.

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
Discussion of Future Changes. We continue to focus our effort on our internal pipeline rather than program starts, and we expect to increasingly drive value from our pipeline of AbCellera-led programs. As such, December 31, 2025, will be the last time we report on partner-initiated program starts with downstreams, as continued discussion of the metric does not provide significant additional insight. We will continue to report on active partner-led programs in our portfolio, on the progress of our internal pipeline, and on molecules in the clinic on a quarterly basis.

The table below outlines the details of molecules in the clinic as of December 31, 2025:

Molecule	Most advanced stage	Partner[1]	Therapeutic area	Program type
ABCL635	Phase 1/2	n/a	Endocrinology / Women’s Health	AbCellera-led
ABCL575	Phase 1	n/a	Immunology & Inflammation	AbCellera-led
Bamlanivimab	Marketed, EUA[2]	Eli Lilly and Company	Infectious disease - COVID-19	Partner-led
Bebtelovimab	Marketed, EUA[2]	Eli Lilly and Company	Infectious disease - COVID-19	Partner-led
ABD-147	Phase 1 (Fast Track- and orphan drug-designated)	Abdera Therapeutics Inc.	Oncology	Partner-led
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	Partner-led
TAK-920/DNL919	Phase 1[2]	Denali Therapeutics Inc.	Neurology	Partner-led
Undisclosed	Pivotal studies	Dechra Pharmaceuticals/Invetx, Inc.	Animal Health	Partner-led
IVX-01	Clinical field study	Dechra Pharmaceuticals/Invetx, Inc.	Animal Health	Partner-led
Undisclosed	Clinical field study	Dechra Pharmaceuticals/Invetx, Inc.	Animal Health	Partner-led
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
AB-3028	IND authorized	Arsenal Bio	Oncology	Trianni license
Undisclosed	Phase 1/2	Undisclosed	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
NBL-012	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Dermatology, Gastrointestinal, Immunology	Trianni license
NBL-015/FL-301	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1 (paused)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
Undisclosed	Phase 1[2]	Undisclosed	Undisclosed	Trianni license

1 If partner-led
[2] Expect no further progress/no ultimate approval.
Summary of partnership agreements with pharmaceutical and biotechnology companies that include downstream participation from 2016 to December 31, 2025:

Partner	# of Targets & Duration	Therapeutic Area	Date Announced
AbbVie Inc.	Multi-target, multi-year	Oncology	January 13, 2025
Eli Lilly and Company	Multi-target, multi-year	Immunology, cardiovascular disease, and neuroscience	July 31, 2024
Viking Global Investors & ArrowMark Partners	Multi-target, multi-year	Immunology	May 1, 2024
Biogen Inc.	Single target	Neuroscience	March 11, 2024
Undisclosed	Multi-target, multi-year	Undisclosed	December 28, 2023

Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 20, 2023	*
Undisclosed biotechnology company	Multi-target, multi-year	Undisclosed	December 4, 2023	*
Prelude Therapeutics	Up to 5 targets, multi-year	Oncology	November 1, 2023
Regeneron Pharmaceuticals, Inc.	Up to 4 targets, multi-year	Undisclosed	September 20, 2023
Incyte Corporation	Undisclosed	Oncology	September 13, 2023
RQ Biotechnology Ltd.	Up to 3 targets, multi-year	Infectious disease	March 22, 2023
AbbVie Inc.	Up to 5 targets, multi-year	Undisclosed	December 15, 2022
Rallybio Corporation	Up to 5 targets, multi-year	Rare metabolic disorder and undisclosed	December 1, 2022
Atlas' stealth stage company	Up to 3 targets, multi-year	Undisclosed	August 3, 2022
Undisclosed biotechnology company	Up to 3 targets, multi-year	Undisclosed	June 29, 2022	*
Empirico Inc.	2 additional targets	Undisclosed	May 3, 2022
Everest Medicines Ltd.	Up to 10 targets, multi-year	Oncology and undisclosed	September 22, 2021
Moderna, Inc.	Up to 6 targets, multi-year	RNA-encoded antibodies	September 15, 2021
EQRx, Inc.	Multi-target, multi-year	Oncology and immunology (initially)	August 4, 2021
Tachyon Inc.	Single target	Oncology	August 3, 2021
Undisclosed biotechnology company	Up to 4 targets, multi-year	Undisclosed	June 30, 2021	*
Angios	Multi-target, multi-year	Ophthalmology	May 6, 2021
Undisclosed biotechnology company	Multi-target, multi-year	Oncology	May 6, 2021	*
Empirico Inc.	5 targets, multi-year	Undisclosed	April 14, 2021
Gilead Sciences, Inc.	8 targets, multi-year	Undisclosed	April 1, 2021
Abdera Therapeutics Inc.	9 targets, multi-year	Oncology	January 14, 2021
Invetx, Inc.	Multi-target, multi-year	Animal Health	November 19, 2020
Kodiak Sciences Inc.	Multi-target, multi-year	Ophthalmology	October 29, 2020
IGM Biosciences, Inc.	Multi-target, multi-year	Oncology and immunology	September 24, 2020
Undisclosed	Single target	Bispecific	June 3, 2020	*
Eli Lilly and Company	Up to 9 targets, multi-year	COVID-19 program and additional indications	May 22, 2020	*
Regeneron Pharmaceuticals, Inc.	4 targets, multi-year	Multiple undisclosed	March 16, 2020	*
Invetx, Inc.	Multi-target, multi-year	Animal health	February 23, 2020
Undisclosed	Multi-target, multi-year	Cell therapy	September 25, 2019	*
Gilead Sciences, Inc.	Single target	Infectious disease	June 13, 2019
Denali Therapeutics, Inc.	8 targets, multi-year	Neurological diseases	February 28, 2019
Novartis AG	Up to 10 targets, multi-year	Undisclosed	February 14, 2019
Autolus Therapeutics plc	Single target	Cell therapy (CAR-T)	November 29, 2018
Denali Therapeutics, Inc.	Single target	Neurological diseases	June 12, 2018
Undisclosed mid-cap biopharmaceutical company	Undisclosed	Undisclosed	January 25, 2018
Teva Pharmaceutical Industries Ltd.	Single target	Membrane protein	June 13, 2017
Pfizer Inc.	Multi-target, multi-year	Membrane protein	January 5, 2017
Undisclosed global biotechnology company	Multi-target, multi-year	Undisclosed	November 4, 2016
Kodiak Sciences Inc.	Single target	Ophthalmology	August 24, 2016
Teva Pharmaceutical Industries Ltd.	Undisclosed	Undisclosed	February 2, 2016
* Effective date of agreement

Components of Results of Operations
Revenue
Our revenue comprises partnership research fees, development milestone payments, and licensing and royalty revenue. Research fees consist of technology access fees, which are generally generated upon execution of our partnership agreements, and discovery research fees. We are also entitled to payments upon the satisfaction of clinical, regulatory, and commercial milestones. Licensing and royalty revenue is derived from the transfer of intellectual property rights and the commercialization of our technology and molecules. This includes upfront payments for the grant of platform licenses, the sale of licensed research tools, and royalties earned on commercial sales of molecules or technology incorporating our IP.
We expect that our overall revenue will fluctuate from period to period due to the scope and timing of activities with current and potential future partners, the inherently uncertain nature of the timing of milestone achievement, our dependence on the program decisions of our partners, and uncertainty in sales of our antibodies by our partners that may generate royalty revenue.
In December, 2025, we entered into a settlement and patent license agreement with Bruker, resolving patent infringement claims previously asserted by us, resulting in a $36.0 million upfront payment as well as future royalty payments on sales of Bruker's Beacon® Optofluidic platform products worldwide through the life of the Bruker-licensed patents. We expect to receive future royalties under the agreement, but the amount and timing is unpredictable.
Operating Expenses
Research and development expenses. Research and development expenses primarily consist of salaries, benefits, incentive compensation, stock-based compensation, laboratory supplies and materials expenses for employees and third-party research and development expenses for discovery, preclinical and clinical development, and other research programs. These expenses are exclusive of depreciation, amortization, and impairment. Research and development activities consist of investments made in co-development and internal programs, discovery research for partners, clinical trial costs, and internal development of our discovery and development capabilities. We have not historically tracked our research and development expenses on a partner-by-partner basis or on a drug candidate-by-drug candidate basis.
As we advance our clinical programs, the estimation of accrued research and development expenses will become increasingly significant. While these accruals have not been material to our historical financial statements, we expect the magnitude and complexity of these estimates to increase as we scale our clinical operations. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to CROs and CDMOs in connection with clinical trials and the production of clinical trial materials. We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with our service providers that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition.
We expect to continue to incur substantial research and development expenses as we grow and progress our internal pipeline, including through clinical trials, and conduct discovery research for our partners. In addition, we plan to continue to selectively invest in our discovery and development capabilities, including in manufacturing and continue research and development on our pipeline of internal programs. As a result, we expect our research and development expenses to continue to vary from period to period as we execute our strategy to build our pipeline of first-in-class drug candidates.
Sales, general, and administrative expenses. Sales, general, and administrative expenses primarily consist of salaries, benefits, incentive compensation, stock-based compensation costs for employees in our executive, accounting and finance, office administration, legal, marketing, and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. We expect our core sales, general, and administrative expenses to remain consistent in the near term while we anticipate a decrease in total expenses driven by lower legal fees following the resolution of our patent litigation.
Depreciation, amortization, and impairment. Depreciation expense consists of the depreciation of property and equipment used actively in the business, including our manufacturing facility which was placed in service and began depreciating in the fourth quarter of 2025. Amortization expense and impairment includes the amortization of intangible assets over their respective useful lives and impairment of IPR&D as further described in our notes to the consolidated financial statements.
Other (Income) Expense
Interest income. Interest income consists primarily of interest earned on cash, cash equivalents, and marketable securities balances.
Grants and incentives. Grants and incentives include cost recovery on activities that qualified for approved projects supported by grant funding or tax credits. Grants primarily provide benefits from programs administered by the Canadian federal and provincial governments. To the extent that grant funding covers capital expenditures, a deferred credit is recorded on the balance sheet and recognized ratably over the benefit period of the related expenditure for which the grant was intended to compensate.
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
Results of Operations
The following information includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2025. A comparison of the years ended December 31, 2023 and 2024, can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 and is incorporated herein by reference.
Comparison of the Years Ended December 31, 2024 and 2025
Revenue

	December 31,		Change
	2024	2025	Amount	%
Revenue:
Research fees	$26,284	$27,208	$924	4%
Milestone payments	1,500	1,000	(500)	(33)%
Licensing and royalty revenue	$1,049	$46,920	$45,871	4373%
Total revenue	$28,833	$75,128	$46,295	161%
Revenue increased by $46.3 million from the year ended December 31, 2024, compared to the year ended December 31, 2025. The increase in revenue in 2025 was primarily attributable to $10.8 million in licensing revenue recognized and a $36.0 million payment as part of our settlement of patent litigation. See Note 3 of our consolidated financial statements for further details on the settlement.
Operating Expenses
Research and Development

	December 31,		Change
	2024	2025	Amount	%
Research and development	$167,259	$186,829	$19,570	12%
Research and development expenses increased by $19.6 million, or 12%, from the year ended December 31, 2024, to the year ended December 31, 2025. Total compensation expense, inclusive of stock-based compensation, was $82.8 million for the year ended December 31, 2024, compared to $89.9 million for the year ended December 31, 2025. The increase in compensation expense was consistent with an increase in the size of our research and development teams as the company continues forward integration and advancing its internal pipeline. Third-party research and development expenses were $36.0 million for the year ended December 31, 2024, compared to $33.4 million for the year ended December 31, 2025 driven by the timing of work performed primarily on our lead clinical and preclinical pipeline. The Company also made specific investments in two internal programs totaling $21.0 million in the year ended December 31, 2025. Other research and development expenses related to facilities and supplies were $48.4 million for the year ended December 31, 2024, compared to $42.5 million for the year ended December 31, 2025. Changes in the period were due to the timing of discovery, preclinical development, and other research program activities.
Sales, General, and Administrative

	December 31,		Change
	2024	2025	Amount	%
Sales, general, and administrative	$85,490	$83,231	$(2,259)	(3)%
Sales, general, and administrative expenses decreased by $2.3 million, or (3)%, from the year ended December 31, 2024, compared to the year ended December 31, 2025. Total compensation expense, inclusive of stock-based compensation, was $59.7 million for the year ended December 31, 2024, compared to $42.9 million for the year ended December 31, 2025. The decrease in compensation expense is a result of our continued workforce alignment to support operations as a clinical stage company, along with the impact of the composition of our equity award compensation recognized in 2025. Legal, software, and other general administrative costs were $24.5 million for the year ended December 31, 2024, compared to $39.1 million for the year ended December 31, 2025. The increase was primarily due to the defense of our intellectual property in the Bruker litigation, which was settled in December 2025. The increase in legal fees in 2025 was partially offset by a reduction in software expenses.
Depreciation, Amortization, and Impairment

	December 31,		Change
	2024	2025	Amount	%
Depreciation, amortization, and impairment	$90,850	$22,171	$(68,679)	(76)%
Depreciation, amortization, and impairment expenses decreased by $68.7 million, or (76)%, from the year ended December 31, 2024, compared to the year ended December 31, 2025. The decrease is primarily attributable to the 2024 recognition of a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2020 acquisition of Trianni, due to discontinuing the development of the next-generation transgenic mice and a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics. Both impairment charges were a result of the Company's ongoing internal program prioritization. The remaining variance in depreciation and amortization expense was driven by the mix of the useful lives of our assets, including our manufacturing facility which began depreciating in the fourth quarter of 2025.

Interest Income

	December 31,		Change
	2024	2025	Amount	%
Interest income	$(38,473)	$(28,329)	$10,144	(26)%
Interest income decreased by $10.1 million, or (26)%, from the year ended December 31, 2024, compared to the year ended December 31, 2025. The decrease was primarily driven by a decrease in our cash, cash equivalents, and marketable securities balances, and interest yields in 2025.

Grants and Incentives

	December 31,		Change
	2024	2025	Amount	%
Grants and incentives	$(13,620)	$(13,890)	$(270)	2%
Grants and incentives increased by $0.3 million, or 2%, from the year ended December 31, 2024, compared to the year ended December 31, 2025. The amount was primarily driven by research and development expenditures eligible for reimbursement under government programs for the period.

Other (Income) Expense

	December 31,		Change
	2024	2025	Amount	%
Other	$(62,278)	$2,711	$64,989	(104)%
Other income decreased by $65.0 million, or 104%, from the year ended December 31, 2024, to other expenses of $2.7 million in the year ended December 31, 2025. Further to the TetraGenetics intangible asset impairment discussion above, in 2024, the TetraGenetics and Trianni contingent consideration was adjusted to reflect the expected value due to the impact from the Company's ongoing internal program prioritization and expected achievement of a milestone required for an earn-out payment associated with a specific license. The Company recorded a non-cash fair value gain of $47.3 million related to the contingent consideration adjustments in 2024. The remaining decrease was attributable to a $16.5 million recognized gain on the disposal of a non-marketable security in 2024, partially offset by a decrease in fair value adjustments, including marketable securities, and a foreign exchange loss due to fluctuations in the Canadian and U.S. dollar exchange rate.
Income Tax Recovery

	December 31,		Change
	2024	2025	Amount	%
Income tax recovery	$(37,538)	$(31,183)	$6,355	(17)%
Income tax recovery decreased by $6.4 million, or (17)%, from the year ended December 31, 2024 compared to the year ended December 31, 2025. The income tax recovery in each period was primarily attributable to the carry back of current year tax losses to recover income taxes paid in prior years.
Liquidity and Capital Resources
As of December 31, 2025, we had $533.8 million of cash, cash equivalents, and marketable securities, comprised $128.5 million in cash and cash equivalents and $405.3 million in marketable securities. The decrease of $91.8 million since December 31, 2024, was from a combination of cash flow used in operations due to our continued research and development activity for internal programs in discovery, preclinical, and clinical development as well as for partnered programs, and investments in our corporate headquarters and clinical manufacturing facility, partially offset by government contributions, distributions received through our Dayhu joint venture, and repayment of the loan we previously made to our JV partner Dayhu in the year ended December 31, 2025. See Note 8 of our consolidated financial statements for further details on the distribution.
We intend to continue to significantly invest in our business, and as a result may continue to incur operating losses in future periods. We will continue to use our significant available liquidity from our cash, cash equivalents, and marketable securities to fund and invest in research and development efforts towards expanding our capabilities and expertise, grow and advance our internal pipeline. Simultaneously, we intend to optimize our long-term office-lease arrangements and intend to assign or fully sublease the office and laboratory space constructed through the Beedie JV.
In 2025, we substantially completed our final large platform investments in our clinical manufacturing facility and our corporate headquarters. With the completion of these large platform investments, we expect a reduction in investing cash outflows, shifting our capital allocation from building capabilities to using them as we execute our strategy of building on our internal pipeline. Based on our current business plan, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, loan receivables, and government contributions, will be sufficient to meet our working capital and capital expenditure needs and do not anticipate the need for additional external funding over at least the next 36 months following the date of this report.
Sources of Liquidity
Since our inception, we have financed our operations primarily from revenue in the form of research fees, milestone payments, and royalty payments from partners, government grants, and debt and equity financings.
Government of Canada and Government of British Columbia Contributions
In 2020, we entered into a multi-year agreement with the Canadian government’s Strategic Response Fund (SRF), previously the Strategic Innovation Fund (SIF). Under this agreement, up to CAD $175.6 million ($125.6 million) was committed by the Government of Canada to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody drugs against future pandemic threats. The Company has made the full investment and has received the maximum available funding under the agreement as of December 31, 2025.
In May of 2023, we entered into multi-year contribution agreements of CAD $300.0 million ($222.3 million), of which CAD $225.0 million ($166.7 million) is with the Government of Canada and CAD $75.0 million ($55.6 million) is with the Government of British Columbia. These investments are intended to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. From inception to December 31, 2025, the Company has incurred CAD $121.5 million ($88.5 million) and CAD $37.5 million ($27.8 million) in expenditures with respect of the funding from the Government of Canada and the Government of British Columbia, respectively.
Further information with respect to these contributions are outlined in Note 12 to the consolidated financial statements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	December 31,
	2024	2025
Net cash provided by (used in):
Operating activities	$(108,556)	$(131,295)
Investing activities	121,409	87,750
Financing activities	12,769	14,082
Effect of exchange rate fluctuations on cash and cash equivalents	(2,617)	1,097
Net increase (decrease) in cash and cash equivalents	$23,005	$(28,366)

Operating Activities
Net cash used in operating activities increased from $108.6 million in the year ended December 31, 2024, to $131.3 million in the year ended December 31, 2025. The increase in cash flows used in operations was attributable to research and development activity, program execution, and investment in partnered and internal programs in addition to working capital movements including a reduction in government contributions received in the year ended December 31, 2025.
Investing Activities
Net cash provided by investing activities decreased from $121.4 million in the year ended December 31, 2024, to $87.8 million in the year ended December 31, 2025. The decrease in cash provided by investing activities in 2025 was primarily attributable to a reduction in grant funding received in the period, fewer proceeds from sale of marketable securities, and payment of specific program investments, partially offset by distributions from loan repayments by equity-accounted investees in the year ended December 31, 2025.
Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was $12.8 million and was primarily due to proceeds from other long-term liabilities. Net cash provided by financing activities was $14.1 million for the year ended December 31, 2025 and included primarily proceeds from other long-term liabilities, partially offset by a contingent consideration payment made in the second quarter of 2025.
Contractual Obligations and Commitments
Other than leases which are recognized as operating lease liabilities in our consolidated balance sheets, the Company has $12.2 million of commitments as of December 31, 2025 related to ongoing clinical trials with third-party organizations, contract research organizations, and internal manufacturing capabilities which the Company expects to incur within one year.
The commitment amounts are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
Purchase and Other Obligations
In the normal course of business, we enter into contracts with third parties for research and development supplies and services. These contracts generally do not contain minimum purchase commitments and are cancellable contracts. These payments are not included in the total above as the amount and timing of such payments are not known as of December 31, 2025.
The Company may enter into certain agreements with partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory, and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties percent based on certain net sales targets. These future payments are not included above as they entail uncertainties in relation to the amount and timing of such payments as they are contingent upon future events, such as achieving certain commercial milestones or generating future drug sales.
Bruker Cellular Analysis Litigation
In December 2025, the Company entered into a settlement and patent license agreement with Bruker, resolving the patent litigation between the two companies globally. As part of the settlement, Bruker will pay AbCellera $36.0 million up front as well as future royalty payments on sales of Bruker's Beacon® Optofluidic platform products worldwide through the life of the Bruker licensed patents. See Item 3 “Legal Proceedings” for detailed information.
Critical Accounting Policies and Estimates
We have prepared our consolidated financial statements in accordance with U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements, we believe the following accounting policies and estimates to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Licensing and Royalty Revenue
For the licenses of our intellectual property the Company recognizes revenue from non-refundable, upfront fees when the license is transferred to the customer and the customer is able to use and benefit from the license. Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our partner or licensee occur. The sales are based on sales data reported by our partners and licensees. Differences between actual and estimated royalty revenue will be adjusted for in the period in which they become known, which is generally expected to be the following quarter.
Milestone Payments
At the inception of the arrangement and at each reporting date thereafter, we evaluate whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most-likely-amount method. Whether the criteria for achieving the milestone payments will be met in the future is highly uncertain. Consequently, there is a significant risk that we may not earn all of the milestone payments from each of our arrangements. This uncertainty is considered resolved when the associated event giving rise to the milestone payment occurs.
Goodwill and Intangible Assets
From previous acquisitions, Goodwill, License, Technology and In-Process Research and Development Intangible (“IPR&D”) intangible assets were recognized. IPR&D is classified as indefinite-lived, is not amortized, and is evaluated for impairment on an annual basis on October 1 or more frequently if an indicator of impairment is present. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. To test our IPR&D for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of the Company’s indefinite-lived intangible assets exceeds their fair value. If it is, a quantitative assessment is required. In 2024, a full impairment charge of the carrying value associated with our IPR&D assets was recognized due to our ongoing internal program prioritization, as further described in the notes to the consolidated financial statements.
Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. We have one operating segment and reporting unit, therefore our review of goodwill impairment is performed at the entity-wide level. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare this fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value. As of October 1, 2025, the Company we performed a qualitative assessment for our annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill during the remainder of 2025.
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
Stock-Based Compensation
We measure stock-based compensation based on the grant-date fair value of the stock-based awards and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. For non-employee awards, compensation expense is recognized as the services are provided, which is generally ratably over the vesting period.
Stock-based compensation expense is classified in our consolidated statements of loss and comprehensive loss based on the function to which the related services are provided. We recognize stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield.
With limited historical public trading data since our IPO, we determine the volatility for awards granted with reference to an analysis of publicly reported data for a group of preclinical, and clinical-stage biotechnology companies that issued options with substantially similar terms. We expect to continue to do so until we have adequate historical data regarding the volatility of the trading price of our common shares on the Nasdaq Stock Market. The risk-free interest rate is determined by reference to government treasury yield curves in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options. We have not paid, and do not anticipate paying, dividends on our common shares; therefore, the expected dividend yield is assumed to be zero.
See Note 10 to our consolidated financial statements for additional information regarding stock-based compensation expense and the assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2023, 2024, and 2025.
Recent Accounting Pronouncements
See Note 3 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $128.5 million, restricted cash of $26.7 million, and marketable securities of $405.3 million, a majority of which was held in high-credit-quality, liquid, held-for-trading marketable securities, term deposits, and bank accounts. Our interest rate risk is affected by changes in the general level of interest rates, particularly because the majority of our investments are short-term in nature. Due to the short-term duration of our cash and cash equivalent holdings and marketable securities and the low risk profile of the marketable securities, a 10% change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. We also have the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.
We are further exposed to the risk that our operating lease liability will vary as a result of changes in market interest rates. In order to manage funding needs or capital structure goals, the Company may enter into arrangements that are subject to either fixed market interest rates set at the time of issue or floating rates determined by ongoing market conditions. Debt subject to variable interest rates exposes the Company to variability in interest expense, while debt subject to fixed interest rates exposes the Company to variability in the fair value of debt. To manage interest rate exposure, the Company accesses various sources of financing and manages borrowings in line with debt ratings, liquidity needs, maturity schedule, and currency and interest rate profiles.
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
Inflation Risk
Inflation generally affects us by increasing our cost of labor, raw materials and supplies, and costs associated with the construction and purchases of equipment for our research and development facilities. We include assumptions of anticipated cost growth in the development of our cost of estimates, but if inflationary conditions, including the impact of potential trade tariffs in Canada and the U.S., continue over the long-term, our cost assumptions may not be sufficient to cover all cost escalation or may impact the availability of resources to execute on our operating goals on budget. If inflationary conditions continue to persist, our inability or failure to manage our costs could harm our business, financial condition, results of operations, and cash flows. To the extent possible, we mitigate some inflation risk by negotiating longer-term agreements with our suppliers and contractors and utilize multiple sourcing options to diversify our supplier base, when possible.
Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
The Company filed a Form 8-K on November 28, 2025 disclosing the Audit Committee has selected Ernst & Young LLP to serve as the Company’s independent auditor for the fiscal year ending December 31, 2026. The transition will become effective following the completion of the audit for the year ended December 31, 2025, by our current auditor, KPMG LLP.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company completed implementation of its new enterprise resource planning (“ERP”) system in 2025. The new ERP system replaced our legacy consolidated financial accounting module and is designed to accurately maintain our financial records for reporting operating results. Additionally, it introduces new warehouse management and manufacturing modules to support new business processes in our clinical manufacturing facility. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to new business processes. The changes in processes and controls under the new ERP system were considered in our evaluation of the operating effectiveness of internal control over financial reporting.
Except for the implementation of the ERP system, there were no changes in our internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table contains the name and age of our Directors and executive officers as of December 31, 2025.

Name	Age	Position Held
Michael Hayden, MBCHB (M.D.), Ph.D.	74	Director
John S. Montalbano, CFA	60	Director
Stephen R. Quake, D.Phil.	56	Director
Carl L.G. Hansen, Ph.D.	51	Chief Executive Officer and Director
Véronique Lecault, Ph.D.	41	Chief Technology Officer and Director
Andrew Booth	52	Chief Financial Officer
Tryn Stimart	56	Chief Legal Officer, Chief Compliance Officer, Corporate Secretary & Privacy Officer
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
John S. Montalbano, CFA. Mr. Montalbano has served as a member of our Board of Directors since November 2020 and is the Chair of our Audit Committee, a member of our Compensation Committee, and a member of our Nominating and Corporate Governance Committee. Mr. Montalbano served as a member of the Board of Directors of Aritzia Inc., a public fashion company, from July 2019 to February 2025, has served as a member of the Board of Directors and Audit Committee Chair for the Canada Pension Plan Investment Board, since February 2017, and served as a member of the Board of Directors of Manulife Financial Corporation since February 2025. Prior to his retirement, Mr. Montalbano served as the Chief Executive Officer of RBC Global Asset Management from 2008 to 2015, and as the President of Phillips, Hager & North Investment Management Ltd., a private wealth management firm, from 2005 to 2008. Mr. Montalbano also served as Vice Chair of RBC Wealth Management from April 2015 to December 2016. Mr. Montalbano holds a B.Comm. in Finance from the University of British Columbia. We believe Mr. Montalbano is qualified to serve on our Board of Directors due to his leadership, experience as an entrepreneur, and financial expertise.
Stephen R. Quake, D.Phil. Dr. Quake has served as a member of our Board of Directors since November 2025. Dr. Quake has been a Professor at Stanford University since 2005 and is currently the Lee Otterson Professor of Bioengineering and Professor of Applied Physics. Dr. Quake is a prolific inventor in the fields of DNA sequencing and microfluidic automation, and his innovations have led to the development of non-invasive prenatal tests and other diagnostic tools. He currently serves on the Board of Directors of Tachyon Therapeutics, IgGenix Inc., Superfluid DX, ClearNote Health, Kanvas, and Mirvie. He previously served on the Board of Directors of CM Life Sciences II/Somalogic from 2020 to 2022. Dr. Quake holds a B.S. in Physics and an M.S. in Mathematics from Stanford University, and a D.Phil. in Theoretical Physics from the University of Oxford. We believe Dr. Quake is qualified to serve on our Board of Directors due to his extensive academic background in bioengineering and applied physics, his significant experience as an inventor and entrepreneur in the life sciences sector, and his leadership experience in major research organizations.
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
Véronique Lecault, Ph.D. Dr. Lecault is a co-founder and has served in various positions with us since November 2012. Dr Lecault was our Chief Operating Officer from January 2019 to February 2025, and has served as our Chief Technology Officer since February 2025, and a member of our Board of Directors since August 2018. Dr. Lecault received her Ph.D. in Chemical and Biological Engineering from the University of British Columbia where she co-invented the high-throughput microfluidic platform that is now part of our core technology. Dr. Lecault holds a B.A.Sc. in Chemical Engineering/Honours B.Sc. Biochemistry (Biotechnology) dual degree from the University of Ottawa. We believe Dr. Lecault is qualified to serve on our Board of Directors because of the perspective and experience she brings as an officer and as one of our co-founders.
Andrew Booth. Mr. Booth has served as our Chief Financial Officer since August 2019, and he previously served as a member of our Board of Directors from June 2016 to August 2019. From February 2017 to July 2019, Mr. Booth also served as the Chief Commercial Officer of STEMCELL Technologies Inc., a Vancouver-based private biotechnology company, and as the Chief Financial Officer of STEMCELL Technologies from March 2013 to January 2017, and as the VP, Instrumentation from January 2010 to February 2013. Prior to STEMCELL, Mr. Booth was at GE Healthcare based in London, UK leading M&A activities for EMEA and GE Lifesciences. Mr. Booth was at GE from 2004 to 2009. Mr. Booth has also previously served and currently serves as a member of the Board of Directors of various private companies in the life sciences sector. Mr. Booth holds an MBA from INSEAD, and a B.A.Sc. in Engineering Physics from the University of British Columbia.
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
The remaining information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, Vancouver, BC, Canada, PCAOB Auditor ID 85.
The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC and is incorporated herein by reference.

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

10.11#
Seventh Amended and Restated Stock Option Plan, and form of award agreement thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q, as amended (File No. 001-39781) filed on August 6, 2024).

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

19.1	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	AbCellera Biologics Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant's Annual Report on Form 10-K (File No. 001-39781) filed on February 20, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ABCELLERA BIOLOGICS INC.

Date: February 24, 2026	By:	/s/ Carl L. G. Hansen
Carl L.G. Hansen, Ph.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carl L. G. Hansen	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Carl L. G. Hansen, Ph.D.

/s/ Andrew Booth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026
Andrew Booth

/s/ Véronique Lecault	Chief Technology Officer and Director	February 24, 2026
Véronique Lecault, Ph.D.

/s/ Stephen R. Quake	Director	February 24, 2026
Stephen R. Quake, D.Phil.

/s/ Michael Hayden	Director	February 24, 2026
Michael Hayden, Ph.D.

/s/ John S. Montalbano	Director	February 24, 2026
John S. Montalbano

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of AbCellera Biologics Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of AbCellera Biologics Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of revenue recognition for certain research and development services
As discussed in Note 3 to the consolidated financial statements, the Company recognizes revenue using output methods to measure the progress toward satisfaction of performance obligations that are satisfied over time. Where there is not a directly observable output to measure progress, an input which serves as a reasonable proxy for measuring progress is used. For the year ended December 31, 2025, the Company recognized research fees of $27,208 thousand, of which a portion relates to partially satisfied performance obligations where an input was used to measure progress.
We identified the evaluation of revenue recognition for certain research and development services as a critical audit matter. The Company’s estimate of the amount of revenues to recognize for partially satisfied performance obligations, where an input was used to measure progress, involved significant estimation. Subjective auditor judgment was required to evaluate the Company’s estimate of the percentage of completion of such performance obligations, where they had been only partially satisfied by December 31, 2025.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s estimate of the percentage of completion of partially satisfied performance obligations. For a selection of partially satisfied performance obligations, we (1) read the associated contracts with customers to gain an understanding of the nature of the work to be performed and to evaluate the Company’s method for measuring progress, (2) tested the Company’s estimate of the percentage of completion by comparing the Company’s prior period estimates to current period actual results to assess the Company’s ability to estimate accurately, (3) inspected underlying documentation and compared them to the Company’s inputs and assumptions related to progress of work performed to date and the estimate of the remaining work required to satisfy the performance obligation, and (4) performed sensitivity analysis over the estimate of the percentage of completion to assess the impact on revenues recognized.

/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company's auditor since 2017.
Vancouver, Canada
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of AbCellera Biologics Inc.
Opinion on Internal Control Over Financial Reporting
We have audited AbCellera Biologics Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of loss, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 24, 2026

AbCellera Biologics Inc.
Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)

	December 31, 2024	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$156,325	$128,513
Marketable securities	469,289	405,313
Total cash, cash equivalents, and marketable securities	625,614	533,826
Accounts and accrued receivable	33,616	58,293
Restricted cash	25,000	25,000
Other current assets	67,140	111,113
Total current assets	751,370	728,232
Long-term assets:
Property and equipment, net	340,429	428,003
Intangible assets, net	42,113	38,381
Goodwill	47,806	47,806
Investments in equity accounted investees	82,297	62,580
Other long-term assets	96,538	51,948
Total long-term assets	609,183	628,718
Total assets	$1,360,553	$1,356,950
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$55,004	$50,781
Contingent consideration payable	8,087	—
Deferred revenue	13,521	13,526
Total current liabilities	76,612	64,307
Long-term liabilities:
Operating lease liability	60,743	137,403
Deferred government contributions	149,893	174,453
Deferred tax liability	10,052	9,115
Other long-term liabilities	7,169	4,768
Total long-term liabilities	227,857	325,739
Total liabilities	304,469	390,046
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2024 and December 31, 2025: 295,757,002 and 300,600,710 shares issued and outstanding at December 31, 2024 and December 31, 2025, respectively	777,171	802,341
Additional paid-in capital	166,361	198,279
Accumulated other comprehensive loss	(4,378)	(4,234)
Accumulated earnings (deficit)	116,930	(29,482)
Total shareholders' equity	1,056,084	966,904
Total liabilities and shareholders' equity	$1,360,553	$1,356,950
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)

	Year ended December 31,
	2023	2024	2025
Revenue:
Research fees	$35,556	$26,284	$27,208
Milestone payments	1,500	1,500	1,000
Licensing and royalty revenue	969	1,049	46,920
Total revenue	38,025	28,833	75,128
Operating expenses:
Research and development(1)	175,658	167,259	186,829
Sales, general, and administrative(1)	75,179	85,490	83,231
Depreciation, amortization, and impairment	24,395	90,850	22,171
Total operating expenses	275,232	343,599	292,231
Loss from operations	(237,207)	(314,766)	(217,103)
Other (income) expense:
Interest income	(42,247)	(38,473)	(28,329)
Grants and incentives	(14,155)	(13,620)	(13,890)
Other (Note 15)	(6,776)	(62,278)	2,711
Total other income	(63,178)	(114,371)	(39,508)
Loss before income tax	(174,029)	(200,395)	(177,595)
Income tax recovery	(27,631)	(37,538)	(31,183)
Net loss	$(146,398)	$(162,857)	$(146,412)
Foreign currency translation adjustment	(329)	(2,658)	144
Comprehensive loss	$(146,727)	$(165,515)	$(146,268)

Net loss per share
Basic	$(0.51)	$(0.55)	$(0.49)
Diluted	$(0.51)	$(0.55)	$(0.49)
Weighted-average common shares outstanding
Basic	289,166,486	294,327,532	298,707,082
Diluted	289,166,486	294,327,532	298,707,082
The accompanying notes are an integral part of these consolidated financial statements.
1Exclusive of depreciation, amortization, and impairment

AbCellera Biologics Inc.
Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)

	Common Shares		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2022	286,851,595	$734,365	$74,118	$426,185	$(1,391)	$1,233,277
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	3,973,375	18,834	(17,250)	–	–	1,584
Stock-based compensation	–	–	64,184	–	–	64,184
Foreign currency translation adjustment	–	–	–	–	(329)	(329)
Net loss	–	–	–	(146,398)	–	(146,398)
Balances as of December 31, 2023	290,824,970	$753,199	$121,052	$279,787	$(1,720)	$1,152,318
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	4,932,032	23,972	(22,272)	–	–	1,700
Stock-based compensation	–	–	67,581	–	–	67,581
Foreign currency translation adjustment	–	–	–	–	(2,658)	(2,658)
Net loss	–	–	–	(162,857)	–	(162,857)
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	4,843,708	25,170	(24,364)	–	–	806
Stock-based compensation	–	–	56,282	–	–	56,282
Foreign currency translation adjustment	–	–	–	–	144	144
Net loss	–	–	–	(146,412)	–	(146,412)
Balances as of December 31, 2025	300,600,710	$802,341	$198,279	$(29,482)	$(4,234)	$966,904
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)

	December 31, 2023	December 31, 2024	December 31, 2025
Cash flows from operating activities:
Net loss	$(146,398)	$(162,857)	$(146,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	12,758	12,537	18,439
Amortization and impairment of intangible assets	11,637	78,312	3,732
Amortization of operating lease right-of-use assets	6,499	6,149	6,650
Stock-based compensation	64,183	67,581	55,792
Fair value (gain) loss on contingent consideration and investments	(8,018)	(64,727)	4,529
Other	2,237	(19,708)	(3,331)
Changes in operating assets and liabilities:
Research fees and grants receivable	(45,933)	(75,119)	(55,623)
Income taxes (payable) receivable	30,464	6,651	(29,843)
Accounts payable and accrued liabilities	(15,104)	10,635	3,457
Deferred revenue	(13,976)	(7,931)	(2,195)
Deferred grant income	39,521	33,967	(3,638)
Other assets	18,253	5,954	17,148
Net cash used in operating activities	(43,877)	(108,556)	(131,295)
Cash flows from investing activities:
Purchases of property and equipment	(76,947)	(78,396)	(42,772)
Purchase of marketable securities	(1,021,510)	(765,086)	(436,044)
Proceeds from marketable securities	910,937	937,882	506,072
Receipt of grant funding	25,311	35,708	21,343
Distribution from equity accounted investees	—	—	30,113
Investment in and loans to equity accounted investees	(13,690)	(19,626)	(7,137)
Proceeds from repayment of loan from joint venture partner	—	—	33,268
Long-term investments and other assets	(45,209)	10,927	(17,093)
Net cash provided by (used in) investing activities	(221,108)	121,409	87,750
Cash flows from financing activities:
Payment of liability for in-licensing agreement and other	(1,234)	(729)	(15,649)
Proceeds from long-term liabilities and other	11,590	13,498	29,731
Net cash provided by financing activities	10,356	12,769	14,082
Effect of exchange rate changes on cash and cash equivalents	589	(2,617)	1,097
Increase (decrease) in cash and cash equivalents	(254,040)	23,005	(28,366)
Cash and cash equivalents and restricted cash, beginning of period	414,650	160,610	183,615
Cash and cash equivalents and restricted cash, end of period	$160,610	$183,615	$155,249
Restricted cash included in other assets	2,290	2,290	1,736
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$158,320	$181,325	$153,513
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	13,625	12,767	1,995
Right-of-use assets obtained in exchange for operating lease obligation	1,199	1,898	76,118
The accompanying notes are an integral part of these consolidated financial statements.

AbCellera Biologics Inc.
Notes to Consolidated Financial Statements
(Expressed in thousands of U.S. dollars except share and per share data)
1. Nature of operations
AbCellera Biologics Inc.’s (the “Company”) is a clinical-stage biotechnology company focused on discovering and developing antibody medicines for indications with high unmet medical need. The Company aims to bring antibody drug candidates from target to clinic by combining expertise, technologies, and infrastructure for antibody drug discovery and development. The Company uses its capabilities to develop its own pipeline of future antibody drugs and has a diversified portfolio of royalty (and equivalent) stakes in future antibody drugs with partners.
2. Basis of presentation
These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany transactions and balances have been eliminated.
All amounts expressed in these consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars. Certain immaterial prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported totals for assets, liabilities, shareholders’ equity, cash flows, or net loss.
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
Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, the impairment assessment of intangible assets and goodwill, and the estimates associated with stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.
Revenue recognition
The Company accounts for revenue from contracts with customers, which includes the identification and assessment of the goods and/or services promised within a contract to evaluate which promises are distinct from each other.
The terms of our arrangements generally include the payment of one or more of the following: (i) non-refundable, up-front fixed fees, (ii) fixed fees for ‘discovery’ research support, (iii) fixed technology assignment fees, (iv) fixed payments based on the achievement of specified development and/or commercial milestones, (v) royalties on net sales by the customer of licensed drugs, and in some cases, (vi) early termination penalties, and (vii) reimbursements for costs incurred to fulfill the contract with the customer at cost or at cost plus an agreed upon mark-up.
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
Royalty revenue is recognized in the period in which the obligation is satisfied and the corresponding sales by our corporate partners occur. For the licenses of our intellectual property, the Company recognizes revenue from non-refundable, up-front fees when the license is transferred to the customer and the customer is able to use and benefit from the license. In December 2025, the Company entered into a settlement and patent license agreement with Bruker Corporation, resolving the patent litigation between the two companies globally. As part of the settlement, Bruker will pay AbCellera $36.0 million up front as well as future royalty payments on sales of Bruker's Beacon® Optofluidic platform products worldwide through the life of the Bruker licensed patents. The Company recognized $36.0 million in licensing and royalty revenue in our consolidated statements of loss for the year ended December 31, 2025 and a corresponding receivable recognized within accounts and accrued receivables in our consolidated balance sheets as of December 31, 2025.
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
The CODM uses consolidated net loss, as reported on the consolidated statements of loss and comprehensive loss, to evaluate the loss generated from segment assets in deciding the resources to be allocated towards the Company’s overall portfolio of downstream stakes and internal programs. Consolidated net loss is also used to monitor budget versus actual results in assessing performance of the Company and in establishing, in part, management compensation. The measure of segment assets is reported on the consolidated balance sheets as total assets.
In 2023, $36.0 million and $2.0 million of revenues originated from services performed in Canada and the U.S., respectively, and in 2024, $26.2 million and $2.7 million of revenues originated from services performed in Canada and the U.S., respectively. In 2025, $64.0 million and $11.1 million of revenues originated from services performed in Canada and the U.S., respectively.
Of the Company’s long-term assets at December 31, 2024, $505.1 million were located in Canada, $85.7 million in the U.S., and $18.4 million in other countries. Of the Company’s long-term assets at December 31, 2025, $532.1 million were located in Canada, $81.0 million in the U.S., and $15.6 million in other countries. In 2025, the Company's additions to property and equipment, contributions to joint ventures, and research and development expenses incurred in Canada were $36.6 million, $9.0 million, and $164.0 million, respectively, and nil, nil, and $22.8 million in foreign countries.
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
For repayable portions, the Company considers the contractual terms of the repayable portion of a below-market-rate government contribution, and has determined that the interest rate is affected by legal restrictions prescribed by a governmental agency. Therefore, the Company does not impute interest on the repayable portion of the government contribution, and it is measured equal to the proceeds received or accrued.
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
Transactions in foreign currencies are translated to the functional currency at exchange rates at the date of the transactions. Period-end balances of monetary assets and liabilities in foreign currencies are translated to the functional currency using the period-end foreign currency rates. Foreign currency gains and losses are recognized in the consolidated statements of loss and comprehensive loss.

The functional currency of the Dayhu JV and Beedie JV, our equity method investments, is Canadian dollars and are translated into U.S. dollars using the period-end exchange rate for assets and liabilities and the average exchange rates during the period for revenues, expenses, gains and losses. Foreign exchange gains or losses arising from the translation of these joint ventures’ assets and liabilities are included in foreign currency translation adjustment in the consolidated statements of loss and comprehensive loss.
Cash and cash equivalents and restricted cash
Cash and cash equivalents are defined as cash on hand and deposits held with banks with maturity dates of less than three months. Cash and cash equivalents that are restricted as to withdrawal or usage, in accordance with specific commercial arrangements, are presented as restricted cash on the consolidated balance sheets. As of December 31, 2024, we had $127.1 million cash, $29.2 million cash equivalents and $27.3 million restricted cash. Of the total restricted cash at December 31, 2024, $25.0 million is presented as a current asset, $2.1 million is included within other current assets, and $0.2 million is included within other long-term assets on the consolidated balance sheets. As of December 31, 2025, we had $99.3 million cash, $29.3 million cash equivalents, and $26.7 million restricted cash. Of the total restricted cash at December 31, 2025, $25.0 million is presented as a current asset, $1.5 million is included within other current assets, and $0.2 million is included within other long-term assets on the consolidated balance sheets.
Marketable securities
The Company’s marketable securities consist of U.S. government agency securities, certificates of deposit, commercial paper, corporate bonds, and asset-backed securities, as well as Canadian term deposits. The Company has classified and accounted for these marketable securities as held-for-trading and they are reported at fair value with $2.1 million, $0.8 million, and $0.8 million of unrealized fair value gains for the year ended December 31, 2023, 2024, and 2025, respectively, recorded as a component of other on the consolidated statements of loss and comprehensive loss.
Non-marketable securities
Non-marketable securities not accounted for under the equity method are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Non-marketable securities of $32.3 million at December 31, 2024 and $32.5 million at December 31, 2025 are included as part of other long-term assets on the consolidated balance sheets. Adjustments are determined primarily based on a market approach as of the transaction date. For the years ended December 31, 2023, 2024, and 2025, $1.8 million, $16.6 million, and $0.2 million fair value gains were recognized within other on the consolidated statements of loss and comprehensive loss, respectively. The fair value gain recognized in 2024 was due to the disposal of a non-marketable security.
Accounts receivable
The Company has trade receivables which are recorded at the invoiced amount. The Company evaluates the collectability of accounts receivable on a regular basis based on an economic assessment of market conditions and review of customer financial history. The expected credit loss provision recorded as of December 31, 2023, 2024, and 2025 was immaterial.
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
Excluding land and assets not yet placed into service, property and equipment are amortized using the straight-line method over the estimated useful lives of the property and equipment as follows:

Asset	Rate
Building and building improvements	20-40 years
Equipment	3-10 years
Leasehold improvements are included within building and building improvements and are amortized over the shorter of the lease term or estimated useful life. Estimated useful lives are periodically assessed to determine if changes are appropriate. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are removed from the accounts and any resulting gains or losses are included in loss from operations in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.
Intangible assets
Costs incurred to acquire patents and to prosecute and maintain intellectual property rights are expensed as incurred to sales, general, and administrative expense due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Patents and intellectual property acquired from third parties are capitalized and amortized over the remaining life of the patent, if related to approved drugs or if there are alternative future uses for the underlying technology. No patent or intellectual property costs have been capitalized to date. Acquired in process research and development (IPR&D) represents the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred.
Definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets as follows:

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
Goodwill is evaluated for impairment on an annual basis as of October 1, or more frequently if an indicator of impairment is present. We have one operating segment and reporting unit, therefore our review of goodwill impairment is performed at the entity-wide level. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is not more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, a quantitative impairment test is not required. Where a quantitative impairment test is required, the procedure is to compare the indefinite-lived intangible asset’s fair value with its carrying amount. An impairment loss is recognized as the difference between the indefinite-lived intangible asset’s carrying amount and its fair value. The Company further concluded there were no impairment indicators related to goodwill as at December 31, 2024 and 2025. As at December 31, 2024, and December 31, 2025, the goodwill balance was $47.8 million. There were no additions to goodwill in 2024 or 2025 and accumulated impairment as at December 31, 2024 and December 31, 2025 was nil.

Leases
The lease term includes all periods covered by renewal and termination options where the Company is reasonably certain to exercise the renewal options or not to exercise the termination options. Corresponding right-of-use assets are recognized consisting of the lease liabilities, initial direct costs and any lease incentive payments. Lease liabilities are drawn down as lease payments are made and right-of-use assets are depreciated over the term of the lease. Operating lease expenses are recognized on a straight-line basis over the term of the lease, consisting of interest accrued on the lease liability and depreciation of the right-of-use asset. Lease payments are remeasured when a contingency upon which some or all of the variable lease payments to be paid over the remainder of the lease is resolved. Lease payments on short-term operating leases with lease terms twelve months or less are recognized on a straight-line basis over the lease term. The Company has elected to not separate non-lease elements embedded in its lease agreements. For the years ended December 31, 2024, and December 31, 2025, all of our leases are classified as operating leases.
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
The Company recognizes DTAs to the extent that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence is considered, including, but not limited to, future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances are established for certain deferred tax assets to reduce the DTA to a level which, more-likely-than-not, will be realized. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in the Company’s judgement, do not meet a more-likely-than-not threshold based on the technical merits of the positions. The Company realizes the largest amount of the tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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

Equity method investments
The Company accounts for its investments in equity-accounted joint ventures using the equity method. Under the equity method, the initial cost of the investment is adjusted for subsequent additional investments and the Company’s proportionate share of earnings or losses and distributions, while distributions received from equity method investees are classified in the consolidated statements of cash flows using the nature of the distribution approach. The Company does not control the equity-accounted investments and as a result, the Company does not have the unilateral ability to determine whether cash generated by its equity-accounted investees is retained within the equity-investee or is distributed to the Company and other owners. In addition, equity-accounted investees do not control the timing of such distributions to the Company and other owners. The Company evaluates its investments in joint ventures for impairment when events or circumstances indicate that the carrying value of such investments may have experienced an other-than-temporary decline in value below carrying value. If the estimated fair value is less than the carrying value, the carrying value is written down to its estimated fair value and the resulting impairment is recorded in other income in the Company’s consolidated statements of loss and comprehensive loss.
Net loss per share
Basic net loss per share is computed by dividing the net loss in the period by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share is computed by dividing the net earnings in the period by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. Potential dilutive common shares are excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect. For purpose of this calculation, outstanding stock options and restricted share units (RSUs) are considered potential dilutive common shares.
Changes in significant accounting policies
Recent accounting pronouncements adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard has been applied prospectively for the year ended December 31, 2025, and enhances existing disclosures included in Note 13.
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
4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
Basic and diluted loss per share	2023	2024	2025
Net loss	$(146,398)	$(162,857)	$(146,412)
Weighted-average common shares outstanding	289,166,486	294,327,532	298,707,082
Net loss per share - basic and diluted	$(0.51)	$(0.55)	$(0.49)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the years ended December 31, 2023, 2024, and 2025 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the years ended December 31, 2023, 2024, and 2025 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 50,087,088, 58,251,724, and 70,922,117 potential common shares for the years ended December 31, 2023, 2024, and 2025, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Other current assets

	December 31,
	2024	2025
Taxes receivable	$26,534	$55,695
Prepaid expenses and other	8,626	9,670
Materials and supplies	—	6,336
Loans receivable from JV partner (Note 8)	31,980	39,412
Total other current assets	$67,140	$111,113
6. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31,
	2024	2025
Land	$53,405	$53,405
Building and improvements	175,805	193,160
Equipment	84,288	102,935
Operating lease right-of-use assets (Note 8)	66,649	136,117
Property and equipment	380,147	485,617
Less: accumulated depreciation	(39,718)	(57,614)
Property and equipment, net	$340,429	$428,003
As of December 31, 2024 and December 31, 2025, property and equipment includes leasehold improvements and construction in progress in the amount of $103.2 million and $1.3 million, respectively, and construction deposits of $14.4 million and $2.2 million, respectively, that have not commenced depreciation. The decrease in construction in progress as of December 31, 2025 reflects the completion of our manufacturing facility which is now ready for its intended use and resulted in a transfer of costs to building and improvements and equipment. Depreciation expense on property and equipment for the years ended December 31, 2023, 2024 and 2025 was $12.8 million, $12.5 million and $18.4 million, respectively.
7. Intangible assets
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2024			December 31, 2025
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$38,433	$29,111	$9,322	$16,620	$8,968	$7,652
Technology	52,700	19,909	32,791	52,700	21,971	30,729
	$91,133	$49,020	$42,113	$69,320	$30,939	$38,381
Amortization expense related to intangible assets for the years ended December 31, 2023, 2024 and 2025 was $11.6 million, $14.3 million and $3.7 million, respectively.

For the year ended December 31, 2024, the Company recorded a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2021 acquisition of TetraGenetics and a full impairment charge of the carrying value of $32.0 million (or $23.3 million, net of deferred income tax) associated with the IPR&D acquired through the 2020 acquisition of Trianni. Details of a corresponding impact reducing the contingent consideration associated with the TetraGenetics acquisition are disclosed in Note 15.
The impairment charges were due to our ongoing internal program prioritization which also resulted in the discontinuance of the development of next-generation transgenic mice. Depreciation and amortization expense and impairment charges are reflected within depreciation, amortization, and impairment expense on the consolidated statements of loss and comprehensive loss.
Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended December 31:

Amortization Expense
2026	$3,732
2027	3,732
2028	3,732
2029	3,732
2030	2,632
$17,560
8. Investments in equity accounted investees, and other assets
The Company has entered into two separate 50% joint ventures, with Dayhu (“Dayhu JV”) and Beedie (“Beedie JV”), as part of the construction of new office and laboratory headquarters. These joint ventures are considered related parties as the Company exercises significant influence over their operating and financial policies. The Company has recorded $1.8 million, $1.7 million, and $1.8 million of proportionate income with respect to the Dayhu JV and nil, nil, and $1.4 million of proportionate income with respect to the Beedie JV for the years ended December 31, 2023, 2024, and 2025, respectively.
Dayhu JV
As of December 31, 2024 and December 31, 2025, the equity investment balance was $41.0 million and $10.8 million, respectively, of which substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2024 and December 31, 2025, the Company recorded a right-of-use asset of $48.5 million and $45.9 million, respectively, and an operating lease liability of $46.3 million and $46.7 million, respectively, associated with an office lease with the Dayhu JV. In the years ended December 31, 2023, 2024 and 2025, the Company incurred lease expense of $5.3 million, $5.3 million, and $5.1 million, respectively, to the Dayhu JV included within operating expenses.
The Company issued CAD $46.0 million ($34.0 million) to Dayhu (New Dayhu Loan), to fund the construction of the new office and laboratory headquarters. The New Dayhu Loan is at a rate referenced to a Canadian bank prime rate adjusted for applicable margins as defined in the agreement and has a maturity of December 31, 2025, with a call provision, callable by the Company after September 30, 2023, including customary make whole provisions. The loan is secured by the underlying land and existing and future assets of the Dayhu JV. At December 31, 2024, the loan balance was $32.0 million and included in other current assets. In the fourth quarter of 2025, the loan was repaid and the balance was nil at December 31, 2025.
In December 2025, the Dayhu JV refinanced its real estate assets by entering into a mortgage agreement for CAD $84.0 million ($61.2 million) with a commercial lender. The loan bears interest at a fixed rate referenced to the five year Canadian government bond adjusted for applicable margins as defined in the agreement and has a term of five years, with principal repayments calculated based on a 30-year amortization period. The loan is secured by the Dayhu JV's building and assets. In addition, the Company provided a limited guarantee of the Dayhu JV's obligations under the loan, capped at CAD $42.0 million ($30.6 million), which matches a corresponding guarantee provided by the Dayhu JV partner.
In connection with this financing, the Dayhu JV made a cash distribution to the Company of CAD $41.6 million ($30.1 million). This distribution was recorded as a reduction in the carrying value of the investment in equity accounted investees. As of December 31, 2025, the scheduled principal payments on the CAD $84.0 million ($61.2 million) Dayhu

JV mortgage for each of the next five years are approximately CAD $1.4 million ($1.0 million) per year with a remaining balance at the end of the five year term of CAD $76.7 million ($55.9 million).
Beedie JV
At December 31, 2024 and December 31, 2025, the equity investment balance was $41.3 million and $51.8 million, respectively, of which substantially all the assets in the Beedie JV are comprised of property and equipment. In May 2025, the Company commenced a 20-year (and optional two additional five-year term extensions) lease for the office and laboratory space representing undiscounted future lease payments of approximately $6.0 million for each of the next five years, and $113.6 million for the remaining term thereafter. Upon lease commencement, the Company recognized a lease liability of $66.4 million, with a corresponding right-of-use asset of the same amount, using a 6.8% discount rate. In the year ended December 31, 2025, the Company incurred lease expense of $4.5 million to the Beedie JV included within operating expenses. As of December 31, 2025, the right-of-use asset and operating lease liability was $71.5 million and $75.7 million, respectively.
In June 2022, the Company made a commitment to our partner Beedie for a land loan of up to CAD $7.5 million ($5.8 million) plus a construction loan for up to 80% of Beedie’s share of construction costs. The commitment is at a rate referenced to market yields as defined in the agreement, and repayable upon substantial completion of construction in early 2026, or upon the triggering of certain repayment events as defined in the agreement. The loan is secured by the underlying land and existing and future assets of the Beedie JV. The loan receivable balance, which relates to the land and construction loan, was $29.6 million at December 31, 2024 included in other long-term assets, and $39.4 million at December 31, 2025 included in other current assets.
9. Current accounts payable and other current liabilities

	December 31,
	2024	2025
Accounts payable and accrued liabilities	$34,350	$25,228
Current portion of operating lease liability	4,621	5,815
Payroll liabilities	8,375	10,755
Current portion of deferred government contribution	7,658	8,983
Total accounts payable and other current liabilities	$55,004	$50,781
10. Shareholders’ Equity
Common Shares
As of December 31, 2024 and 2025, the Company’s articles of the corporation, as amended and restated, authorized the Company to issue unlimited voting common shares, each with no par value per share.
As of each balance sheet date, common shares consisted of the following:

	December 31, 2024		December 31, 2025
	Shares authorized	Shares issued and outstanding	Shares authorized	Shares issued and outstanding
Common shares	Unlimited	295,757,002	Unlimited	300,600,710
Each voting common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to receive dividends, if any, as may be declared by the board of directors. Through December 31, 2025, no cash dividends had been declared or paid by the Company.
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
The maximum aggregate number of common shares that may be issued as incentive share options may not exceed the Initial Limit cumulatively increased on January 1, 2022, and on each January 1 thereafter by the lesser of (i) the Annual Increase for such year or (ii) 21,280,000 common shares. As of December 31, 2025, the number of shares available for issuance under the 2020 Plan was 31,911,780 which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
The following table summarizes the Company’s stock options granted under the Pre-IPO Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (years)
Outstanding as of December 31, 2024	26,732,456	$0.99	4.30
Granted	—	—
Exercised	(2,643,237)	0.22
Forfeited	0	—
Outstanding as of December 31, 2025	24,089,219	$1.07	3.60
Options exercisable as of December 31, 2025	24,089,219	$1.07	3.60

The following table summarizes the Company’s stock options granted under the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding as of December 31, 2024	24,008,664	$9.93	8.11
Granted	14,576,241	3.05
Exercised	(52,067)	4.62
Forfeited	(2,156,797)	6.50
Outstanding as of December 31, 2025	36,376,041	$7.38	7.76
Options exercisable as of December 31, 2025	15,877,440	$11.46	6.61
The intrinsic value of options exercised during 2023, 2024, and 2025 was $18.5 million, $14.7 million and $8.7 million, respectively. As of December 31, 2025, there was $49.2 million of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.3 years.

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
The following table summarizes the Company’s RSUs granted under the 2020 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	6,629,833	$7.53
Granted	5,302,762	3.12
Vested and settled	(2,148,404)	9.12
Forfeited	(946,807)	5.22
Outstanding as of December 31, 2025	8,837,384	$4.75
The intrinsic value of RSUs vested and settled during 2023, 2024, and 2025 was $8.0 million, $5.4 million, and $6.8 million, respectively. As of December 31, 2025, there was $27.7 million of unamortized RSU expense that will be recognized over a weighted average period of 2.3 years.
Stock-based compensation expense was classified in the consolidated statements of loss and comprehensive loss as follows:

	Year ended December 31,
	2023	2024	2025
Research and development expenses	$31,781	$30,779	$30,147
Sales, general, and administrative expenses	32,403	36,802	25,645
	$64,184	$67,581	$55,792

The fair value of each option award is determined on the date of grant using the Black-Scholes option pricing model. The weighted-average valuation assumptions for stock options granted in the period are as follows:

	Year ended December 31,
	2023	2024	2025
Average risk-free interest rate[1]	3.73%	3.94%	4.41%
Expected volatility[2]	70.0%	70.0%	70.0%
Average expected term (years)[3]	6.25	6.22	6.20
Expected dividend yield[4]	0.0%	0.0%	0.0%
Weighted average fair value of options granted[5]	$5.78	$3.42	$2.04
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
11. Revenue
The disaggregated revenue categories are presented on the consolidated statements of loss and comprehensive loss.
Deferred Revenue
Deferred revenue represents payments received for performance obligations not yet satisfied and is presented as current or long-term in the accompanying consolidated balance sheets based on the expected timing of satisfaction of the underlying goods and/or services.
Deferred revenue outstanding at each respective period is as follows:

	December 31,
	2024	2025
Deferred revenue	$19,221	$17,026
During the years ended December 31, 2023, 2024 and 2025, the Company recognized $17.0 million, $20.6 million and $11.8 million, respectively, of revenue that had been included in deferred revenue in the previous year.
Of the deferred revenue balance related to various agreements, approximately $13.5 million is expected to be recognized in revenue in the next 12 months.
12. Government Contributions
In May of 2020, the Company received a funding commitment from the Government of Canada under Innovation, Science and Economic Development’s (ISED) Strategic Response Fund (SRF), formerly Strategic Innovation Fund (SIF), for a total of CAD $175.6 million ($125.6 million), collectively “Government Contribution 1”, which is intended to support research and development efforts related to the discovery of antibodies to treat COVID-19, and to build technology and manufacturing infrastructure for antibody drugs against future pandemic threats.
In May of 2023, the Company entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia for a total of CAD $300.0 million ($222.3 million), collectively “Government Contribution 2”. These investments are intended to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research.
Under these contribution agreements, the Company has agreed to certain financial and non-financial covenants and other obligations, including cross-default provisions associated with other Canadian funding, and restrictive covenants on dividend payments or other shareholder distributions that would prevent the Company from satisfying its obligations under the arrangement. The Company has granted notice and consent rights to the counterparties upon certain events related to a change in control (as defined in the agreements) of the Company. Other obligations in relation to Government Contribution 2 include the maintenance of certain gross capital expenditures in Canada, certain research and development expenditures in Canada, and the achievement of certain employment headcount requirements in Canada.
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
Government Contribution 1
From inception to December 31, 2025, the Company incurred CAD $175.6 million ($134.6 million) in expenditures, of which CAD $58.7 million ($46.1 million) relates to the maximum claim amount under phase 1 of the agreement. Such amounts are not repayable. The maximum claim amount under phase 2 of the funding commitment is CAD $116.9 million ($88.5 million) where repayment is conditional on achieving certain revenue thresholds during the seven years starting the year after the completion of the funded project. Repayment will be calculated as a percentage rate of the Company’s revenue, with payment made on an annual basis during the repayment period of fifteen years. The Company has made the full investment and has received the maximum available funding under the agreement as of December 31, 2025.
Government Contribution 2
In May of 2023, the Government of Canada committed up to CAD $225.0 million ($166.7 million) of which CAD $56.2 million ($41.6 million) is non-repayable, CAD $78.8 million ($58.4 million) is repayable, and CAD $90.0 million ($66.7 million) is conditionally repayable. Both the repayable and conditionally repayable amounts are repayable starting in 2033. The repayable funding is payable over fifteen years and the conditionally repayable portion repaid based on a computed percentage rate of the Company’s revenue over a period of up to fifteen years, at a factor of up to 1.4 times the original conditionally repayable grant. The agreement will expire on the later of April 30, 2047, or the date of the last repayment, unless earlier terminated. For the years ended December 31, 2024 and December 31, 2025, the Company incurred expenditures of CAD $38.3 million ($27.8 million) and CAD$53.5 million ($38.6 million), respectively, in regards to the funding commitment.
In May of 2023, the Government of British Columbia committed up to CAD $75.0 million ($55.6 million) which includes partial reimbursement of certain eligible expenditures up to CAD $37.5 million ($27.8 million) towards eligible infrastructure investments paid over five years; and a CAD $37.5 million ($27.8 million) conditional portion paid upon achievement of certain defined milestones, including upon the Company’s undertaking of certain clinical trial activities in British Columbia. Up to a maximum of CAD $64.0 million ($48.0 million) may become payable starting in 2032, over up to fifteen years, conditional to the Company achieving revenue exceeding a given threshold. The agreement will expire on the earlier of 2047, or the date of the last payment, unless earlier terminated, as prescribed in the agreement. For the years ended December 31, 2024 and December 31, 2025, the Company incurred expenditures of CAD $18.7 million ($13.8 million) and CAD $1.0 million ($0.7 million), respectively, in regards to the funding commitment.
Impact to Consolidated Financial Statements
At December 31, 2024 and 2025, the Company recognized the following on the consolidated balance sheets:

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
2 No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.

	December 31, 2025
		Deferred Government Contribution
	Accounts Receivable	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable[2]	Repayable
Government Contribution 1 (Canada)	$—	$2,003	$78,032	$—	$80,035
Government Contribution 2 (Canada)	15,343	10,701	—	66,499	77,200
Government Contribution 2 (British Columbia)	18,249	—	25,215	—	25,215
Other Government Grants	—	986	—	—	986
Total	$33,592	$13,690	$103,247	$66,499	$183,436

Current	$20,916	$2,652	$6,331	$—	$8,983
Long-term	$12,676	$11,038	$96,916	$66,499	$174,453
1 Government Contributions are amortized into other income over the weighted average life of approximately 24 years.
2 No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.
13. Income taxes
a. For financial reporting purposes, loss before income taxes includes the following components:

	December 31,
	2023	2024	2025
Canadian	$(146,322)	$(189,474)	$(188,462)
Foreign	(27,707)	(10,921)	10,867
Total	$(174,029)	$(200,395)	$(177,595)

The recovery for income taxes consists of:

	December 31,
	2023	2024	2025
Current
Canadian	$(29,591)	$(18,460)	$(30,044)
Foreign	—	671	(201)
	(29,591)	(17,789)	(30,245)
Deferred and other
Canadian	4,526	749	—
Foreign	(2,566)	(20,498)	(938)
	1,960	(19,749)	(938)
Income tax recovery	$(27,631)	$(37,538)	$(31,183)

	December 31,
	2023	2024	2025
Current tax recovery	$(29,591)	$(17,789)	$(30,245)
Deferred tax expense (recovery)	1,960	(19,749)	(938)
Total tax recovery	$(27,631)	$(37,538)	$(31,183)

b. The consolidated effective income tax rate differs from the expected Canadian statutory tax rate.
We adopted ASU 2023-09 prospectively. See Note 3 for additional details on the adoption of ASU 2023-09. A reconciliation of the Canadian federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements for the year ended December 31, 2025 is as follows:

	Year ended December 31, 2025
Loss before income taxes	$(177,595)
Canadian Federal statutory income tax rate (i)	(44,399)	25.0%
Domestic Federal
Change due to SR&ED	(6,002)	3.4%
Changes in valuation allowance	12,321	(6.9)%
Stock-based compensation	11,863	(6.6)%
Other	252	(0.1)%

Provincial taxes net of Federal benefit (ii)	(1,134)	0.6%

Foreign Tax Effects
United States
Change in valuation allowance	(2,775)	1.6%
Other	1,101	(0.6)%

Other Foreign Jurisdictions
Change in valuation allowance and other	(2,410)	1.2%
Effective tax rate	$(31,183)	17.5%
(i)The federal tax rate of 25% which is the federal statutory rate of Canada, net of the general rate reduction.
(ii)Provincial taxes in British Columbia and Quebec contributed to the majority of the tax effect in this category.

Cash taxes paid net of refund received by the Company during 2025 in all jurisdictions was immaterial.
A reconciliation of the combined Canadian federal and provincial statutory income tax rates to our effective tax rate for the years ended December 31, 2023 and 2024 is as follows :

	December 31,
	2023	2024
Net loss before income taxes	$(174,029)	$(200,395)
Combined statutory tax rate	27%	27%
Expected income tax recovery at statutory rates	(46,988)	(54,107)
Stock-based compensation	17,081	18,226
Change in valuation allowance	11,485	15,205
Tax rate differential	(1,042)	1,077
Prior year tax assessments and adjustments	(344)	774
Change due to SR&ED	(7,428)	(8,224)
Gain on contingent consideration	—	(12,771)
Capital treatment of items	—	2,205
Other	(395)	77
Income tax recovery	$(27,631)	$(37,538)

c. Deferred income tax assets (“DTAs”) and liabilities (“DTLs”) result from the temporary differences between assets and liabilities recognized for financial statement and income tax purposes. The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	December 31,
	2024	2025
Deferred tax assets
Government contributions	$33,308	$36,928
Operating lease liability	15,648	38,662
Net operating losses carried forward	15,631	2,130
Research and development expenditures and related credits	33,566	56,049
Other	5,388	1,064
	103,541	134,833
Deferred tax liabilities
Property and equipment	$(20,777)	$(30,594)
Intangibles	(9,592)	(8,645)
Operating lease right-of-use assets	(15,862)	(36,740)
Other	(17,453)	(11,738)
	(63,684)	(87,717)
	39,857	47,116
Less: valuation allowance	(49,909)	(56,231)
Net deferred tax liability	(10,052)	(9,115)

Deferred tax asset	—	—
Deferred tax liability	(10,052)	(9,115)
Net deferred tax liability	$(10,052)	$(9,115)
d. The Company had $27.1 million and $51.1 million of net-operating losses and R&D expenditure pools, and $8.5 million and $24.0 million of tax carryforward credits to apply against future taxes in Canada as of December 31, 2024 and 2025, respectively.
e. The Company had operating losses carried forward related to U.S. operations of approximately $19.4 million, $17.9 million and $4.8 million as of December 31, 2023, 2024 and 2025, respectively.
U.S net-operating losses totaling $4.8 million may be carried forward indefinitely.
f. In Australia, the Company has immaterial tax carryforward credits.
g. As of December 31, 2025, the Company has immaterial accumulated undistributed earnings generated by foreign subsidiaries. The Company has not provided a deferred liability for the income taxes associated with its foreign investments because it is the Company’s intention to indefinitely reinvest in its foreign investments.
h. The Company did not realize any previously unrecognized tax benefits with respect to uncertain tax positions during the years ended December 31, 2023, 2024, and 2025. There were no unrecognized tax benefits with respect to uncertain tax positions for the years ended December 31, 2023, 2024 and 2025.
The Company is subject to taxation primarily in Canada, the United States, and Australia. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, the limitation period for examination by a jurisdiction may be extended under various provisions. Generally, tax years ranging from 2021 to 2025 remain open to income tax examination. Other than routine audits done by tax authorities, management is not aware of any other material income tax assessments arising from examinations currently in progress by any taxing jurisdiction.
14. Leases
The Company primarily leases office and laboratory facilities in Vancouver and Montreal, Canada, and Sydney, Australia.

The Company's operating leases have a fixed term with a remaining life between one year and twenty years, with renewal options included in the contracts ranging from five to ten years. The leases have varying contract terms, escalation clauses and renewal options. Generally, there are no significant restrictions placed upon the lessee by entering into these leases, other than restrictions on use of property, sub-letting and alterations.
The balance sheet classification of the Company's lease liabilities was as follows:

	December 31, 2024	December 31, 2025
Operating lease liabilities:
Current portion, included in accounts payable and other liabilities	$4,621	$5,815
Long-term portion	60,743	137,403
Total operating lease liabilities	$65,364	$143,218

At December 31, 2025, the future minimum lease payments of the Company’s operating lease liabilities were as follows:

Amount
2026	$14,243
2027	14,165
2028	14,745
2029	14,868
2030	14,857
Thereafter	160,412
As of December 31, 2025, the weighted-average remaining lease term is 15.4 years and the weighted-average discount rate used to determine the operating lease liabilities was approximately 6.0%.
The Company incurred total operating lease expenses, including fixed lease payments, of $9.5 million, $9.1 million and $11.3 million, and variable lease payments of $1.1 million, $0.7 million and $0.5 million during the years ended December 31, 2023, 2024 and 2025, respectively, and are included within operating expenses.
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
Contingent Consideration
Contingent consideration relates to potential earn-out payments and future successful milestone payouts from previous business acquisitions. Contingent consideration is recorded at fair value on the acquisition date and adjusted on a recurring basis for changes in its fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated payments and changes in assumed discount periods and rates and are included in other income on the consolidated statements of loss. The inputs are unobservable in the market and are therefore categorized as Level 3 inputs. There were no changes to the valuation technique and inputs used in these fair value measurements since acquisition.

The following table presents the changes in fair value of the liability for contingent consideration:

	December 31, 2024
	Liability at beginning of the year	Decrease in fair value of liability for contingent consideration	Repayment of contingent consideration	Liability at end of the year
Contingent consideration(i)	$55,388	$(47,301)	$—	$8,087
(i) The fair value measurement was determined by estimating the expected future cash flows. The significant assumptions include the amount and timing of projected future cash flows, risk adjusted for various factors including probability of success, discounted at ranging from 12.8% to 22%, which measures the risks inherent in each relevant future cash flows stream. In the year ended December 31, 2024, the fair value of the contingent consideration was adjusted to reflect the expected value due to the impact from the Company's ongoing internal program prioritization and expected achievement of a milestone required for an earn-out payment associated with a specific license. Changes in the fair value of the liability for contingent consideration are recognized as a non-cash fair value gain through other income.
In the second quarter of 2025, the remaining contingent consideration of $8.7 million was paid in its entirety.
In-Process Research and Development Assets
As discussed in Note 7, the estimated fair values in support of the TetraGenetics full impairment charge in 2024 were categorized within Level 3 of the fair value hierarchy and were determined using an income-based approach, which was based on a probability-adjusted present value of the future estimated after-tax cash flows attributable to the intangible assets. The significant assumptions inherent in estimating the fair values, from the perspective of a market participant, include a probability-adjusted success rate of its continued development through to clinical trials, future revenue, operating and development costs, milestone and regulatory success, obsolescence, and profitability. A de-risked discount rate of 12.8% for TetraGenetics was used to present value the probability of success risk adjusted after-tax cash flows attributable to the IPR&D.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds a diversified portfolio of high credit quality marketable securities that are available to support the Company’s operations. As of December 31, 2025, our marketable securities were rated A- (or its equivalent) or higher by at least two of the major rating agencies with a weighted average life of approximately 0.5 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$90,601	$—	$—	$90,601
Certificate of deposit	—	90,632	—	90,632
Commercial paper	—	53,757	—	53,757
Corporate bonds	—	130,088	—	130,088
Asset backed securities	—	104,211	—	104,211
	$90,601	$378,688	$—	$469,289

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$66,074	$—	$—	$66,074
Certificate of deposit	—	106,381	—	106,381
Commercial paper	—	25,776	—	25,776
Corporate bonds	—	145,942	—	145,942
Asset backed securities	—	61,140	—	61,140
	$66,074	$339,239	$—	$405,313
16. Commitments and contingencies
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company does not have contingency reserves established for any litigation liabilities and any of the costs related to such legal proceedings are expensed as incurred. Note 3 discloses the settlement of the patent infringement litigation with Bruker Corporation in December 2025.
The Company may enter into certain agreements with partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to such agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties percent based on certain net sales targets. The Company expensed nil for the years ended December 31, 2023, 2024, and 2025.
Excluding the lease arrangements as accounted for in Note 14 – Leases, the Company has $12.2 million of commitments related ongoing clinical trials with third-party organizations, contract research organizations, and internal manufacturing capabilities all of which the Company expects to incur within one year.
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
The Company’s exposure to credit risk for accounts and accrued receivables is indicated by the carrying value of its accounts receivable and accrued receivables. We review our trade receivables and accrued revenue, and reserve for amounts if collectability is no longer reasonably assured based on an assessment of various factors including historical loss rates and expectations of forward-looking loss estimates. Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics and current economic conditions. At December 31, 2024 and 2025, accounts and accrued receivable amounts were due from 16 and 7 customers, respectively.
Interest Rate Risk
The Company’s exposure to interest rate risk is primarily attributable to its cash and cash equivalents, restricted cash, marketable securities, and long-term operating lease liability.
As of December 31, 2025, the Company had cash and cash equivalents of $128.5 million, restricted cash of $26.7 million, and marketable securities of $405.3 million, a majority of which was maintained in high credit quality and liquid bank accounts, term deposits, and held-for-trading marketable securities. The Company’s interest rate risk is affected by changes in the general level of interest rates, particularly because the majority of the Company’s investments are short-term in nature. Due to interest rates available to the Company, the short-term duration of the Company’s cash and cash equivalent holdings and marketable securities, and the low risk profile of the marketable securities, a 100 basis points change in interest rates would not have a material effect on the fair market value of cash, cash equivalents, restricted cash, and marketable securities. The Company also has the ability to hold the marketable securities until maturity, and therefore, the Company would not expect the Company’s operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates.
The Company does not enter into investments for speculative purposes and has not used any derivative financial instruments to manage interest rate exposure.
The Company is further exposed to the risk that the fair value of the operating lease liability will vary as a result of changes in market interest rates. In order to manage funding needs or capital structure goals, the Company may enter into arrangements that are subject to either fixed market interest rates set at the time of issue or floating rates determined by ongoing market conditions. Debt subject to variable interest rates exposes the Company to variability in interest expense, while debt subject to fixed interest rates exposes the Company to variability in the fair value of debt. To manage interest rate exposure, the Company may access various sources of financing and manages borrowings in line with debt ratings, liquidity needs, maturity schedule, and currency and interest rate profiles.
Foreign Currency Risk
The Company holds cash primarily in U.S. and Canadian dollars. The Company had Canadian denominated cash and cash equivalents of CAD $55.6 million and CAD $61.8 million as of December 31, 2024 and 2025, respectively.
The Company incurs certain operating expenses, makes capital project investments, and carries accounts payable in currencies other than the U.S. dollar, primarily in Canadian dollars, and the functional currency of the Dayhu JV and Beedie JV is the Canadian dollar. Accordingly, the Company is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk. The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar will have an impact on the reported balances for net assets, net earnings and shareholders’ equity in the Company’s consolidated financial statements.