Form 10-Q
period 2026-03-31
AbCellera Biologics Inc.
filed 2026-05-11
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, the registrant had 305,375,393 common shares, no par value per share, outstanding.

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
•Interim, preliminary or top-line data from our clinical trials, including Phase 1 clinical data for ABCL635, that we may announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•The market price of our common shares may be volatile, including the market's reaction to near-term clinical milestones, such as our recent Phase 1 clinical data release and the topline data from the Phase 2 trial anticipated in the third quarter of 2026; consequently, you could lose all or part of your investment.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2025	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$128,513	$77,063
Marketable securities	405,313	427,669
Total cash, cash equivalents, and marketable securities	533,826	504,732
Accounts and accrued receivable	58,293	36,761
Restricted cash	25,000	25,000
Other current assets	111,113	98,103
Total current assets	728,232	664,596
Long-term assets:
Property and equipment, net	428,003	422,806
Intangible assets, net	38,381	37,460
Goodwill	47,806	47,806
Investments in equity accounted investees	62,580	65,308
Other long-term assets	51,948	69,136
Total long-term assets	628,718	642,516
Total assets	$1,356,950	$1,307,112
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$50,781	$39,551
Deferred revenue	13,526	7,743
Total current liabilities	64,307	47,294
Long-term liabilities:
Operating lease liability	137,403	134,309
Deferred government contributions	174,453	176,105
Other long-term liabilities	13,883	11,321
Total long-term liabilities	325,739	321,735
Total liabilities	390,046	369,029
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2025 and March 31, 2026: 300,600,710 and 303,945,581 shares issued and outstanding at December 31, 2025 and March 31, 2026, respectively	802,341	816,533
Additional paid-in capital	198,279	196,616
Accumulated other comprehensive loss	(4,234)	(2,419)
Accumulated deficit	(29,482)	(72,647)
Total shareholders' equity	966,904	938,083
Total liabilities and shareholders' equity	$1,356,950	$1,307,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended March 31,
	2025	2026
Revenue:
Research fees	$4,068	$8,124
Licensing and royalty revenue	167	191
Total revenue	4,235	8,315
Operating expenses:
Research and development(1)	42,496	46,662
Sales, general, and administrative(1)	19,068	12,334
Depreciation and amortization	5,331	6,838
Total operating expenses	66,895	65,834
Loss from operations	(62,660)	(57,519)
Other income:
Interest and other	(5,523)	(3,643)
Grants and incentives	(4,153)	(4,339)
Total other income	(9,676)	(7,982)
Loss before income tax	(52,984)	(49,537)
Income tax recovery	(7,363)	(6,372)
Net loss	$(45,621)	$(43,165)
Foreign currency translation adjustment	(2,620)	1,815
Comprehensive loss	$(48,241)	$(41,350)

Net loss per share
Basic	$(0.15)	$(0.14)
Diluted	$(0.15)	$(0.14)
Weighted-average common shares outstanding
Basic	297,692,663	303,074,605
Diluted	297,692,663	303,074,605
The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2025	300,600,710	$802,341	$198,279	$(29,482)	$(4,234)	$966,904
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	3,344,871	14,192	(13,676)	–	–	516
Stock-based compensation	–	–	12,013	–	–	12,013
Foreign currency translation adjustment	–	–	–	–	1,815	1,815
Net loss	–	–	–	(43,165)	–	(43,165)
Balances as of March 31, 2026	303,945,581	$816,533	$196,616	$(72,647)	$(2,419)	$938,083

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,598,750	12,897	(12,746)	–	–	151
Stock-based compensation	–	–	14,988	–	–	14,988
Foreign currency translation adjustment	–	–	–	–	(2,620)	(2,620)
Net loss	–	–	–	(45,621)	–	(45,621)
Balances as of March 31, 2025	298,355,752	$790,068	$168,603	$71,309	$(6,998)	$1,022,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Three months ended March 31,
	2025	2026
Cash flows from operating activities:
Net loss	$(45,621)	$(43,165)
Cash flows from operating activities:
Depreciation of property and equipment	4,409	5,918
Amortization of intangible assets	922	920
Amortization of operating lease right-of-use assets	1,274	1,817
Stock-based compensation	14,786	12,013
Other	2,213	2,377
Changes in operating assets and liabilities:
Research fees and grants receivable	(1,133)	13,103
Income taxes payable	(4,408)	(4,970)
Accounts payable and accrued liabilities	(3,409)	(9,406)
Deferred revenue	13,313	(8,033)
Deferred grant income	(1,220)	(2,356)
Other assets	7,320	(1,741)
Net cash used in operating activities	(11,554)	(33,523)
Cash flows from investing activities:
Purchases of property and equipment	(10,636)	(3,831)
Purchase of marketable securities	(164,990)	(166,308)
Proceeds from marketable securities	190,027	143,802
Receipt of grant funding	1,018	1,361
Long-term investments and other assets	(7,484)	(105)
Net cash provided by (used in) investing activities	7,935	(25,081)
Cash flows from financing activities:
Proceeds from long-term liabilities and other	5,970	7,192
Net cash provided by financing activities	5,970	7,192
Effect of exchange rate changes on cash and cash equivalents	590	(38)
Increase (decrease) in cash and cash equivalents	2,941	(51,450)
Cash and cash equivalents and restricted cash, beginning of period	183,615	155,249
Cash and cash equivalents and restricted cash, end of period	$186,556	$103,799
Restricted cash included in other assets	2,290	1,736
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$184,266	$102,063
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	10,960	706
Right-of-use assets obtained in exchange for operating lease obligation	3,361	–
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
2. Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the year-end condensed consolidated financial statement data was derived from audited financial statements and these financial statements do not include all the information and footnotes required for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2025.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2025 and 2026 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025.
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
Recent accounting pronouncements
The Company has reviewed recent accounting pronouncements in the three months ended March 31, 2026 and concluded that they are either not applicable to the Company or no material impact is expected in the condensed consolidated financial statements as a result of future adoption.

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended March 31,
Basic and diluted loss per share	2025	2026
Net loss	$(45,621)	$(43,165)
Weighted-average common shares outstanding	297,692,663	303,074,605
Net loss per share - basic and diluted	$(0.15)	$(0.14)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 and March 31, 2026 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three months ended March 31, 2025 and March 31, 2026 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 71,947,646 and 79,140,601 potential common shares for the three months ended March 31, 2025 and 2026, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2025	March 31, 2026
Land	$53,405	$53,405
Building and building improvements	193,160	194,834
Equipment	102,935	103,801
Operating lease right-of-use assets	136,117	134,300
Property and equipment	485,617	486,340
Less: accumulated depreciation	(57,614)	(63,534)
Property and equipment, net	$428,003	$422,806
Depreciation expense on property and equipment for the three months ended March 31, 2025 and 2026 was $4.4 million and $5.9 million, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	December 31, 2025			March 31, 2026
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$16,620	$8,968	$7,652	$16,620	$9,370	$7,250
Technology	52,700	21,971	30,729	52,700	22,490	30,210
Total	$69,320	$30,939	$38,381	$69,320	$31,860	$37,460

Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended March 31:

Amortization Expense
2027	$3,732
2028	3,732
2029	3,732
2030	3,686
2031	2,326
$17,208
7. Investments in equity accounted investees and other assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of new office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three months ended March 31, 2025 and 2026.
Dayhu JV
As of December 31, 2025 and March 31, 2026, the equity investment balance was $10.8 million and $11.5 million, respectively, of which substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2025 and March 31, 2026, the Company recorded a right-of-use asset of $45.9 million and $45.2 million, respectively, and an operating lease liability of $46.7 million and $45.6 million, respectively, associated with an office lease with the Dayhu JV. In the three months ended March 31, 2025 and 2026, the Company incurred lease expense of $1.2 million and $1.3 million, respectively, to the Dayhu JV included within operating expenses.
As of December 31, 2025 and March 31, 2026, the Dayhu JV’s fixed-rate mortgage had a balance of $61.2 million and $60.2 million, respectively. The Company provides a limited guarantee of the JV's loan obligations, capped at CAD $42.0 million ($30.6 million), which matches a corresponding guarantee provided by the Dayhu JV partner.
Beedie JV
As of December 31, 2025 and March 31, 2026, the equity investment balance was $51.8 million and $53.8 million, respectively, of which substantially all the assets in the Beedie JV are comprised of property and equipment. As of December 31, 2025 and March 31, 2026, the Company recorded a right-of-use asset of $71.5 million and $71.0 million, respectively, and an operating lease liability of $75.7 million and $74.4 million, respectively, associated with an office lease with the Beedie JV. In the three months ended March 31, 2025 and 2026, the Company incurred lease expense of nil and $1.8 million, respectively, to the Beedie JV included within operating expenses.
The Company had a loan receivable balance of $39.4 million and $39.2 million at December 31, 2025 and March 31, 2026, respectively, included within other current assets. The loan receivable is directly with our JV partner, Beedie, which relates to the land and construction loan that matures in February 2027.

8. Other current assets and liabilities
Other current assets

	December 31, 2025	March 31, 2026
Taxes receivable	$55,695	$39,800
Prepaid expenses and other	9,670	11,279
Materials and supplies	6,336	7,860
Loans receivable from JV partners	39,412	39,164
Total other current assets	$111,113	$98,103
Current accounts payable and other current liabilities

	December 31, 2025	March 31, 2026
Accounts payable and accrued liabilities	$25,228	$20,808
Current portion of operating lease liability	5,815	5,869
Payroll liabilities	10,755	3,926
Current portion of deferred government contribution	8,983	8,948
Total accounts payable and other current liabilities	$50,781	$39,551
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	24,089,219	$1.07
Granted	–	–
Exercised	(825,281)	0.22
Forfeited	–	–
Outstanding as of March 31, 2026	23,263,938	$1.10
Options exercisable as of March 31, 2026	23,263,938	$1.10
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	36,376,041	$7.38
Granted	10,103,558	3.43
Exercised	(103,287)	2.99
Forfeited	(640,277)	5.73
Outstanding as of March 31, 2026	45,736,035	$6.54
Options exercisable as of March 31, 2026	20,191,253	$9.82

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	8,837,384	$4.75
Granted	4,055,281	3.43
Vested and settled	(2,416,303)	5.51
Forfeited	(335,734)	4.72
Outstanding as of March 31, 2026	10,140,628	$4.04
As of March 31, 2026, the number of shares available for issuance under the 2020 Plan was 33,758,986, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended March 31,
	2025	2026
Research and development expenses	$8,136	$7,039
Sales, general, and administrative expenses	6,650	4,974
	$14,786	$12,013
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2024	March 31, 2025	December 31, 2025	March 31, 2026
Deferred revenue	$19,221	$32,535	$17,026	$8,993
During the three months ended March 31, 2025 and 2026, the Company recognized $2.6 million, and $7.9 million, respectively, that was included in deferred revenue at the end of the preceding periods. Additionally, during the three months ended March 31, 2026, the Company collected $18.0 million of the $36.0 million litigation settlement receivable outstanding as of December 31, 2025.
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
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable securities, accounts receivable, loans receivable, and accounts payable and other liabilities. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other liabilities, and loans receivable, approximate their fair values, and are primarily classified as Level 2.
At March 31, 2026, the Company also held non-marketable securities included in other long-term assets of $32.5 million (December 31, 2025 - $32.5 million). These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of March 31, 2026, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.6 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at March 31, 2026:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$63,482	$–	$–	$63,482
Certificate of deposit	–	105,629	–	105,629
Commercial paper	–	41,313	–	41,313
Corporate bonds	–	144,774	–	144,774
Asset backed securities	–	72,471	–	72,471
	$63,482	$364,187	$–	$427,669
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. Immaterial amounts were expensed during the three months ended March 31, 2025 or March 31, 2026.

13. Government contributions

The Company recognized the following on the consolidated balance sheets:

	March 31, 2026
		Deferred Government Contribution
	Accounts Receivable[5]	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable	Repayable
Government Contribution 1 (Canada)[2]	$–	$1,367	$76,772	$–	$78,139
Government Contribution 2 (Canada)[3]	12,486	10,678	–	70,473	81,151
Government Contribution 2 (British Columbia)[4]	17,716	–	24,789	–	24,789
Other Government Grants	–	974	–	–	974
March 31, 2026	$30,202	$13,019	$101,561	$70,473	$185,053
December 31, 2025	$33,592	$13,690	$103,247	$66,499	$183,436

March 31, 2026
Current	$17,661	$2,299	$6,649	$–	$8,948
Long-term	$12,541	$10,720	$94,912	$70,473	$176,105
1No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.
2As of December 31, 2024, the Company had incurred the maximum expenditures under the agreement. Repayment of CAD $116.9 million ($88.5 million) of the funded amount is conditional on achieving certain revenue thresholds over a specified period of time.
3The funding includes repayable and conditionally repayable amounts starting in 2033 over 15 years, where the conditional portion is based on certain revenue thresholds, at a factor of up to 1.4 times the original grant. As of March 31, 2026, total available undrawn grant funding was approximately CAD $111.8 million ($80.2 million), consisting of CAD $94.4 million ($67.8 million) for future qualifying expenditures and $12.5 million in accrued grants receivable for which claims will be filed subsequently.
4Conditionally repayable amounts starting in 2032 over up to fifteen years, based on certain revenue thresholds. As of March 31, 2026, total available undrawn grant funding was approximately CAD $60.2 million ($43.2 million), consisting of CAD $35.5 million ($25.5 million) for future qualifying expenditures and $17.7 million in accrued grants receivable for which claims will be filed subsequently.
5During the three months ended March 31, 2026, the Company recognized non-cash investing and financing activities for uncollected government grants of $0.2 million and $4.9 million, respectively (2025: $0.8 million and $8.3 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financial position, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding the success, clinical advancement, and market acceptance of our internal pipeline of drug candidates, including expectations regarding the preliminary, topline, or early-stage clinical data for ABCL635, as well as our antibody discovery and development capabilities;
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
•our ability to achieve projected discovery, preclinical development, and clinical milestones for our internal programs, including the topline data from the Phase 2 trial anticipated in the third quarter of 2026 for ABCL635, as well as our partners’ ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties owed to us, in the expected timelines or at all;
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
•the volatility of the trading price of our common shares, including in response to the market's reaction to near-term clinical milestones;
•business disruptions affecting our operations, the advancement of our internal pipeline, and the development of our antibody discovery, preclinical development and clinical development capabilities;
•our ability to avoid material weaknesses or significant deficiencies in our internal control over financial reporting in the future;
•our expectations regarding our Passive Foreign Investment Company, or PFIC, status for our taxable year ended December 31, 2026, or any future taxable year;

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
Additionally, military conflicts, specifically the escalating conflict in the Middle East beginning in 2026, can adversely affect our business and financial statements. This dynamic situation has disrupted global supply chains, increased energy and operational costs, created capital market volatility, and heightened cybersecurity risks. A protraction or escalation of hostilities could further intensify these impacts. Beyond these conflicts, broader macroeconomic inflation generally affects us by increasing our employee-related costs and certain other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, potential trade tariffs in Canada and the U.S., uncertain global economic conditions, global trade disputes or political instability, as further discussed in the section “Risk Factors” in this Quarterly Report.
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
In 2025, we achieved critical regulatory and clinical trial milestone for ABCL635 and ABCL575 by submitting Clinical Trial Applications (CTAs) to Health Canada, receiving No Objection Letters from Health Canada, authorizing both CTAs, and initiating dosing participants in clinical trials for both programs in Canada during the second half of 2025.
The Phase 1/2 clinical trial of ABCL635 is a randomized, placebo-controlled, double-blind study in healthy men and postmenopausal women with or without vasomotor symptoms (VMS). Its purpose is to evaluate safety, pharmacokinetics, pharmacodynamics, as well as frequency and severity of VMS with subcutaneous doses of ABCL635. In January 2026, following an interim assessment of the safety, tolerability, and pharmacodynamic data collected from healthy volunteers in the Phase 1 portion of the study, we announced the dosing of first patients in the Phase 2 portion of the ongoing Phase 1/2 clinical trial.
In May 2026, we announced positive interim Phase 1 data for ABCL635. Treatment with ABCL635 achieved potent and sustained reduction in biomarkers of target engagement, demonstrated a favourable safety profile with all doses well-tolerated and no observed liver toxicity or serious adverse events, and pharmacokinetic data supports monthly dosing. The Phase 2 study is currently enrolling with topline data readout anticipated in Q3 2026.
The Phase 1 clinical trial of ABCL575 is a randomized, placebo-controlled, double-blind study to assess safety and tolerability in healthy participants following subcutaneous doses of ABCL575. We anticipate the topline data readout for the Phase 1 study in Q4 2026. At present, we have no plans to pursue development past Phase 1.
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

Financial Highlights
The following table summarizes our key operating results for the three months ended March 31, 2025 and March 31, 2026. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three months ended March 31,
Financial Performance	2025	2026
Revenue:
Research fees	$4,068	$8,124
Licensing and royalty revenue	167	191
Total revenue	4,235	8,315
Operating expenses:
Research and development(1)	42,496	46,662
Other operating expenses	24,399	19,172
Total operating expenses	66,895	65,834
Loss from operations	(62,660)	(57,519)
Other income	(9,676)	(7,982)
Loss before income tax	(52,984)	(49,537)
Net loss	$(45,621)	$(43,165)
Net loss per share
Basic	$(0.15)	$(0.14)
Diluted	$(0.15)	$(0.14)
Stock-based compensation included within operating expenses:
Research and development expenses	8,136	7,039
Sales, general, and administrative expenses	6,650	4,974

Financial Position	December 31, 2025	March 31, 2026
Cash and cash equivalents	128,513	77,063
Marketable securities	405,313	427,669
Total cash, cash equivalents, and marketable securities	533,826	504,732
Total assets	1,356,950	1,307,112
Total shareholders' equity	966,904	938,083
(1)Exclusive of depreciation and amortization

Recent Developments and Clinical Update
In January 2026, we announced the dosing of first patients in the Phase 2 portion of the ongoing ABCL635 Phase 1/2 clinical trial, following an interim review of safety, tolerability, and pharmacodynamic data from healthy volunteers from the Phase 1 portion of the study.
In May 2026, we announced positive interim Phase 1 data for ABCL635. Treatment with ABCL635 achieved potent and sustained reduction in biomarkers of target engagement, demonstrated a favourable safety profile with all doses well-tolerated and no observed liver toxicity or serious adverse events, and pharmacokinetic data supports monthly dosing. The Phase 2 study of ABCL635 is currently enrolling with topline data readout anticipated in Q3 2026.

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

	December 31, 2025	March 31, 2026
Partner-led programs with downstreams	44	40
In the clinic	5	5
In discovery or preclinical development	39	35

Molecules in the clinic with downstreams	14	14
The table below outlines the details of molecules in the clinic as of March 31, 2026:

Molecule	Stage	Partner[1]	Therapeutic area(s)	Program Type
ABCL635	Phase 2	n/a	Endocrinology / Women’s Health	AbCellera-led
ABCL575	Phase 1	n/a	Immunology & Inflammation	AbCellera-led
ABD-147	Phase 1 (Fast Track- and orphan drug-designated)	Abdera Therapeutics Inc.	Oncology	Partner-led
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	Partner-led
Undisclosed	Pivotal studies	Dechra Pharmaceuticals	Animal Health	Partner-led
IVX-01	Clinical field study	Dechra Pharmaceuticals	Animal Health	Partner-led
Undisclosed	Clinical field study	Dechra Pharmaceuticals	Animal Health	Partner-led
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
AB-3028	IND authorized	Arsenal Bio	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
NBL-012	Phase 1 (pending partner confirmation)	NovaRock Biotherapeutics Inc.	Dermatology, Gastrointestinal, Immunology	Trianni license
NBL-015/FL-301	Phase 1 (pending partner confirmation)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1 (pending partner confirmation)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1 (pending partner confirmation)	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
1 If partner-led

Partner-led programs with downstreams represent the number of unique partner-led programs where we stand to participate financially in downstream success. Included are programs (i) for which we have commenced the discovery effort and (ii) which, to the best of our knowledge, our partners are progressing towards drug approval on the reporting date.

The discovery effort commences on the later of (i) the day on which we receive sufficient reagents to start discovery of antibodies against a target and (ii) the day on which the kick-off meeting for the program is held. We exclude from the metric all programs where, based on our reasonable efforts to monitor program status, we have reason to believe that no further resources are being, or will be, invested by our partner to advance the program towards eventually producing a marketed drug.
Partner-led programs with downstreams indicate our total opportunities to earn downstream revenue from milestone fees and royalties (or royalty equivalents) in the mid- to long-term.
Molecules in the clinic with downstreams represent the count of unique molecules for (i) which an Investigational New Drug, or IND, New Animal Drug, or equivalent under other regulatory regimes, application has reached “open” status or has otherwise been approved based on an antibody that was discovered either by us or by a partner using licensed AbCellera technology and (ii) which, to the best of our knowledge, our partners are progressing towards drug approval on the reporting date. Where the date of such application approval is not known to us, the date of the first public announcement of a clinical trial will be used for the purpose of this metric. We determine whether a program is progressing towards drug approval based on the best information available to us at the reporting date.
We view this metric as an indication of our near- and mid-term potential revenue from milestone fees, potential royalty payments, or profits from sales of approved drugs in the long-term. For AbCellera-led programs, our knowledge of a program’s status is complete and our economic stake is large. Our visibility into partner-led programs stemming from our AbCellera platform is often limited and our economic stake small. Trianni-license programs afford us the least visibility and typically the smallest economic stake.
As noted in our Annual Report on Form 10-K filed with the SEC on February 24, 2026, we updated our business metrics to better reflect the value and number of active programs currently in our portfolio. Previously reported business metrics "partner-initiated program starts with downstreams" and “molecules in the clinic” have been discontinued and we report on the number of partner-led programs with downstreams and molecules in the clinic with downstreams to better reflect the number of unique programs currently in our portfolio and to include only those where we may earn future revenues. We believe this updated metric provides a more accurate representation of our current commercial opportunities.

Results of Operations
Comparison of the three months ended March 31, 2025 and March 31, 2026:
Revenue

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
Revenue:
Research fees	$4,068	$8,124	$4,056	100%
Licensing and royalty revenue	167	191	24	14%
Total revenue	$4,235	$8,315	$4,080	96%
Revenue increased by $4.1 million from the three months ended March 31, 2025 compared to the three months ended March 31, 2026. The increase is attributable to the timing and progress of our research and development efforts.
Operating Expenses
Research and Development

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
Research and development	$42,496	$46,662	$4,166	10%
Research and development activities consist of investments in internal programs, partner discovery research, clinical trials, and capability enhancements. At any given time, we have a number of active preclinical, discovery, and clinical programs. Because our personnel and infrastructure are typically deployed across an extensive portfolio of programs simultaneously, we generally do not allocate personnel-related expenses (including stock-based compensation), facilities, and other shared overhead on a program-specific basis. Accordingly, we track, manage, and evaluate these internal costs on an aggregated, unallocated basis.

Total research and development expenses increased by $4.2 million, or 10%, from the three months ended March 31, 2025, compared to the three months ended March 31, 2026. Of the total increase, external clinical costs were $3.8 million for the three months ended March 31, 2026 compared to nil for the three months ended March 31, 2025, as ABCL575 and ABCL635 entered the clinic in the end of the second quarter of 2025. Preclinical and discovery costs decreased by $1.9 million period-over-period to $8.0 million, primarily driven by prior-period preclinical spend from ABCL635 and ABCL575 IND/CTA-enabling activities. Total compensation expense, including stock-based compensation, was $23.5 million for the three months ended March 31, 2026 and remained substantially unchanged compared to the prior period. Similarly, unallocated internal costs of $11.3 million for the three months ended March 31, 2026 remained consistent period over period.

Sales, General, and Administrative

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
Sales, general, and administrative	$19,068	$12,334	$(6,734)	(35)%
Sales, general, and administrative expenses decreased by $6.7 million, or (35)%, from the three months ended March 31, 2025 compared to the three months ended March 31, 2026. Total compensation expense, inclusive of stock-based compensation, was $11.0 million for the three months ended March 31, 2025, compared to $9.0 million for the three months ended March 31, 2026. The decrease in compensation expense is a result of our continued optimization of headcount in light of our internal pipeline focus. Legal, software, and other general administrative costs were $8.0 million for the three months ended March 31, 2025, compared to $3.3 million for the three months ended March 31, 2026. The decrease was primarily due to a legal settlement in December 2025 and a resulting reduction in legal fees incurred in 2026.

Depreciation and Amortization

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
Depreciation and amortization	$5,331	$6,838	$1,507	28%
Depreciation and amortization expense increased by $1.5 million, or 28%, from the three months ended March 31, 2025 compared to the three months ended March 31, 2026. The increase was primarily due to the commencement of depreciation of our clinical manufacturing facility that was put in service in December 2025.
Interest and Other

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
Interest and other	$(5,523)	$(3,643)	$1,880	(34)%
Interest and other income decreased by $1.9 million, or (34)%, from the three months ended March 31, 2025 compared to the three months ended March 31, 2026. The decrease was primarily driven by foreign exchange in the period due to fluctuations in the Canadian and U.S. dollar exchange rate and interest income was driven by our cash, cash equivalents, and marketable securities balances and interest rate yields in the period.
Grants and Incentives

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
Grants and incentives	$(4,153)	$(4,339)	$(186)	4%
Grants and incentives increased by $0.2 million, or 4%, from the three months ended March 31, 2025 compared to the three months ended March 31, 2026. The change was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.

Income Tax Recovery

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
Income tax recovery	$(7,363)	$(6,372)	$991	(13)%
Income tax recovery decreased by $1.0 million from the three months ended March 31, 2025 compared to the three months ended March 31, 2026. The decrease was primarily driven by the availability of carry-back of losses to recover previously paid taxes.
Liquidity and Capital Resources
As of March 31, 2026, we had $504.7 million of cash, cash equivalents and marketable securities, comprising $77.1 million in cash and cash equivalents and $427.7 million in marketable securities. The decrease of $29.1 million since December 31, 2025, was primarily from a combination of cash flow used in operations due to our continued research and development activity for internal programs in discovery, preclinical, and clinical development as well as for partnered programs. This was partially offset by the first $18.0 million installment of a $36.0 million litigation settlement, with the remaining $18.0 million expected in the second quarter of 2026.
We intend to continue to significantly invest in our business, and as a result may continue to incur operating losses in future periods. We will continue to use our available liquidity from our cash, cash equivalents, and marketable securities to fund and invest in research and development efforts towards expanding our capabilities and expertise, grow and advance our internal pipeline. Simultaneously, we intend to optimize our long-term office-lease arrangements and intend to assign or fully sublease the office and laboratory space constructed through the Beedie JV.
We substantially completed our final large platform investments in our clinical manufacturing facility and our corporate headquarters in 2025. With the completion of these large platform investments, we expect a reduction in investing cash outflows, shifting our capital allocation from building capabilities to using them as we execute our strategy of building on our internal pipeline. Based on our current business plan, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, loan receivables, and government contributions, will be sufficient to meet our working capital and capital expenditures over at least the next 36 months following the date of this report.
Government of Canada and Government of British Columbia Contributions
In May of 2023, we entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia. Under the agreements, up to $166.7 million ($225.0 million CAD) and $55.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. At March 31, 2026, our government contribution agreements provided an estimated CAD $173.9 million ($125.0 million) in total available funding eligible for future claims. See the notes to our condensed consolidated financial statements for further information related to the government contributions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2026
Net cash provided by (used in):
Operating activities	$(11,554)	$(33,523)
Investing activities	7,935	(25,081)
Financing activities	5,970	7,192
Effect of exchange rate fluctuations on cash and cash equivalents	590	(38)
Net increase (decrease) in cash and cash equivalents	$2,941	$(51,450)
Operating activities
Net cash used in operating activities increased from $11.6 million in the three months ended March 31, 2025 to $33.5 million in the three months ended March 31, 2026. The increase in cash flows used in operations was primarily attributable to working capital movements including the timing of payments related to our preclinical and clinical activities and upfront payments received in Q1 2025 that did not recur in the current period, partially offset by a reduction in accounts and grants receivable in three months ended March 31, 2026.
Investing activities
Net cash provided by investing activities was $7.9 million for three months ended March 31, 2025, compare to $25.1 million used in investing activities in the three months ended March 31, 2026. The change in investing activities was primarily attributable to a reduction in proceeds from marketable securities, partially offset by a decrease in purchases of property and equipment and other long-term assets in the three months ended March 31, 2026.
Financing activities
Net cash provided by financing activities increased from $6.0 million in the three months ended March 31, 2025 to $7.2 million in the three months ended March 31, 2026. The increase was primarily attributable to proceeds from other long-term liabilities.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2025. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2026 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
Based on our current business plan, we believe our available liquidity from existing cash and cash equivalents, marketable securities, and anticipated cash flows from operations and government contributions, will be sufficient to meet our working capital and capital expenditure needs. Although it is difficult to predict our funding requirements, we believe that our available liquidity from existing cash, cash equivalents, marketable securities, loan receivables, and government contributions, will be sufficient to meet our working capital and capital expenditure plans over at least the next 36 months following the date of this report. If our available cash resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of the realization of other risks described in this report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, entrance into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate headquarters and GMP facility. Such additional future financing may not be available on terms acceptable to us or at all.
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
•Our present and future funding requirements will depend on many factors, including:
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
From time to time, we may make public disclosures that contain estimates of the potential market opportunity of our internal programs, including estimates of prevalence or incidence of a medical condition and total addressable market (TAM). For example, we have publicly disclosed internal estimates regarding the prevalence of women experiencing moderate-to-severe vasomotor symptoms (VMS) and the related TAM for ABCL635. Market-opportunity estimates for our drug candidates are forward-looking in nature and based on management’s internal analysis, which utilizes available scientific research, market data and third-party information, and several critical assumptions that may prove incorrect. Specifically, our projections consider, among other factors, assumptions about incidence or prevalence of the targeted condition, treatment patterns, pricing, reimbursement, demographic data, and market penetration. These estimates are inherently uncertain, are only relevant assuming successful clinical development and regulatory approval of our drug, and do not represent a guarantee of future revenue or market capture. If our assumptions regarding the population of menopausal women, the actual incidence of moderate-to-severe symptoms, patient treatment-seeking-behavior, physician-directed use of treatments, or pricing are flawed, our actual addressable market may be significantly different than estimated. A TAM estimate represents a theoretical addressable market and does not imply that we will capture any share of the market or generate equivalent revenues. Even if our market-size estimates are appropriate, our drugs may fail to gain traction if physicians, patients, or payers remain satisfied with existing treatments or give preference to competing new treatments. Any such failure to achieve market acceptance would materially and adversely affect our business, financial condition, and results of operations.
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
Our partners have significant discretion in determining when and whether to make announcements about the status of our partnerships, including about preclinical and clinical developments and timelines for advancing antibodies discovered using our discovery and development capabilities. We do not plan to disclose the development status and progress of individual drug candidates of our partners, unless and until those partners do so first. Our partners may wish to report such information more or less frequently than we intend to or may not wish to report such information at all, in which case we would not report that information either. As a result of this limited visibility and control, our reported business metrics rely on management's subjective estimates and third-party data. We determine the status of partner-led programs using reasonable efforts to monitor their progress. Because we do not control these programs and rely on third-party information that may be delayed or incomplete, our assessments involve significant management judgment. If our assessments of partner intent or resource commitment are incorrect, our reported metrics may not accurately reflect the actual status of our portfolio, which could materially impact investor confidence.
In addition, if partners choose to announce a collaboration with us, there is no guarantee that we will recognize research discovery fees in that quarter or even the following quarter, as such fees are not payable to us until our partner begins discovery activities. The price of our common shares may decline as a result of the public announcement of unexpected results or developments in our partnerships, or as a result of our partners withholding such information, or if our internal assessments of program progress prove to be incorrect, causing our reported metrics to fall below the expectations of analysts or investors.
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
Interim, preliminary or top-line data from our clinical trials, including Phase 1 clinical data for ABCL635, that we may announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publish interim, preliminary or top-line data from clinical trials. For example, we are publicly disclosing preliminary, topline Phase 1 clinical data for our internal program, ABCL635 and anticipate topline clinical data from the Phase 2 trial to be disclosed in Q3 2026. Topline data is based on a preliminary analysis of then-available safety, tolerability, and pharmacokinetic data, and is subject to change following a more comprehensive review. Because Phase 1 clinical trials involve a small number of patients and are primarily designed to evaluate safety and dosing rather than efficacy, preliminary or early signals observed are not necessarily predictive of final results or the results of later-stage trials. Material differences between our preliminary, topline data and final data, or a failure to replicate positive early results in subsequent, larger-scale trials, could result in clinical holds, development delays, or the discontinuation of the ABCL635 program. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our reputation and business prospects. Past results of clinical trials may not be predictive of future results.

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
The market price of our common shares may be volatile, including the market's reaction to near-term clinical milestones, such as our recent Phase 1 clinical data release and the topline data from the Phase 2 trial anticipated in the third quarter of 2026; consequently, you could lose all or part of your investment.
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
•the market's reaction to near-term clinical milestones, specifically our recent Phase 1 data release and the topline data from the Phase 2 trial anticipated in the third quarter of 2026;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AbCellera Biologics Inc.

Date: May 11, 2026	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)