Form 10-Q
period 2026-06-30
AbCellera Biologics Inc.
filed 2026-08-05
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, the registrant had 306,611,466 common shares, no par value per share, outstanding.

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
•The market price of our common shares may be volatile, including the market's reaction to near-term clinical milestones, such as our recent Phase 1 clinical data release and the top-line data from the Phase 2 trial anticipated in August of 2026; consequently, you could lose all or part of your investment.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2025	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$128,513	$120,065
Marketable securities	405,313	420,039
Total cash, cash equivalents, and marketable securities	533,826	540,104
Accounts and accrued receivable	58,293	18,597
Restricted cash	25,000	25,000
Other current assets	111,113	95,529
Total current assets	728,232	679,230
Long-term assets:
Property and equipment, net	428,003	416,677
Intangible assets, net	38,381	36,530
Goodwill	47,806	47,806
Investments in equity accounted investees	62,580	65,229
Other long-term assets	51,948	62,103
Total long-term assets	628,718	628,345
Total assets	$1,356,950	$1,307,575
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$50,781	$32,484
Deferred revenue	13,526	20,705
Total current liabilities	64,307	53,189
Long-term liabilities:
Operating lease liability	137,403	129,948
Deferred revenue	3,500	40,450
Deferred government contributions	174,453	178,254
Other long-term liabilities	10,383	9,714
Total long-term liabilities	325,739	358,366
Total liabilities	390,046	411,555
Commitments and contingencies
Shareholders' equity:
Common shares: no par value, unlimited authorized shares at December 31, 2025 and June 30, 2026: 300,600,710 and 306,469,632 shares issued and outstanding at December 31, 2025 and June 30, 2026, respectively	802,341	821,242
Additional paid-in capital	198,279	206,004
Accumulated other comprehensive loss	(4,234)	(3,152)
Accumulated deficit	(29,482)	(128,074)
Total shareholders' equity	966,904	896,020
Total liabilities and shareholders' equity	$1,356,950	$1,307,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
Revenue:
Research fees	$6,639	$3,901	$10,707	$12,021
Licensing and royalty revenue	10,445	149	10,613	341
Total revenue	17,084	4,050	21,320	12,362
Operating expenses:
Research and development(1)	39,213	45,987	81,711	92,649
Sales, general, and administrative(1)	21,986	13,850	41,054	26,185
Depreciation and amortization	5,470	6,990	10,801	13,828
Total operating expenses	66,669	66,827	133,566	132,662
Loss from operations	(49,585)	(62,777)	(112,246)	(120,300)
Other (income) expense:
Interest and other	(9,549)	42	(15,073)	(3,606)
Grants and incentives	(3,692)	(3,854)	(7,845)	(8,193)
Total other income	(13,241)	(3,812)	(22,918)	(11,799)
Loss before income tax	(36,344)	(58,965)	(89,328)	(108,501)
Income tax recovery	(1,617)	(3,538)	(8,980)	(9,909)
Net loss	$(34,727)	$(55,427)	$(80,348)	$(98,592)
Foreign currency translation adjustment	4,341	(733)	1,721	1,082
Comprehensive loss	$(30,386)	$(56,160)	$(78,627)	$(97,510)

Net loss per share
Basic	$(0.12)	$(0.18)	$(0.27)	$(0.32)
Diluted	$(0.12)	$(0.18)	$(0.27)	$(0.32)
Weighted-average common shares outstanding
Basic	298,508,601	305,557,294	298,105,760	304,329,623
Diluted	298,508,601	305,557,294	298,105,760	304,329,623
The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2025	300,600,710	$802,341	$198,279	$(29,482)	$(4,234)	$966,904
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	3,344,871	14,192	(13,676)	–	–	516
Stock-based compensation	–	–	12,013	–	–	12,013
Foreign currency translation adjustment	–	–	–	–	1,815	1,815
Net loss	–	–	–	(43,165)	–	(43,165)
Balances as of March 31, 2026	303,945,581	$816,533	$196,616	$(72,647)	$(2,419)	$938,083
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,524,051	4,709	(2,898)	–	–	1,811
Stock-based compensation	–	–	12,286	–	–	12,286
Foreign currency translation adjustment	–	–	–	–	(733)	(733)
Net loss	–	–	–	(55,427)	–	(55,427)
Balances as of June 30, 2026	306,469,632	$821,242	$206,004	$(128,074)	$(3,152)	$896,020

	Common Shares		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,598,750	12,897	(12,746)	–	–	151
Stock-based compensation	–	–	14,988	–	–	14,988
Foreign currency translation adjustment	–	–	–	–	(2,620)	(2,620)
Net loss	–	–	–	(45,621)	–	(45,621)
Balances as of March 31, 2025	298,355,752	$790,068	$168,603	$71,309	$(6,998)	$1,022,982
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	297,215	1,600	(1,527)	–	–	73
Stock-based compensation	–	–	14,407	–	–	14,407
Foreign currency translation adjustment	–	–	–	–	4,341	4,341
Net loss	–	–	–	(34,727)	–	-34,727
Balances as of June 30, 2025	298,652,967	$791,668	$181,483	$36,582	$(2,657)	$1,007,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Six months ended June 30,
	2025	2026
Cash flows from operating activities:
Net loss	$(80,348)	$(98,592)
Cash flows from operating activities:
Depreciation of property and equipment	8,951	11,977
Amortization of intangible assets	1,851	1,851
Amortization of operating lease right-of-use assets	2,863	3,610
Stock-based compensation	28,993	24,299
Other	70	7,019
Changes in operating assets and liabilities:
Research fees and grants receivable	(12,524)	25,367
Income taxes receivable	(7,588)	(8,024)
Accounts payable and accrued liabilities	(7,356)	(16,621)
Deferred revenue	9,361	44,129
Deferred grant income	(1,681)	(4,453)
Other assets	13,450	1,838
Net cash used in operating activities	(43,958)	(7,600)
Cash flows from investing activities:
Purchases of property and equipment	(24,001)	(5,963)
Purchase of marketable securities	(291,542)	(308,184)
Proceeds from marketable securities	303,437	293,557
Receipt of grant funding	6,448	6,955
Long-term investments and other assets	(18,218)	(105)
Net cash used in investing activities	(23,876)	(13,740)
Cash flows from financing activities:
Proceeds from deferred government contributions and other	2,595	13,585
Net cash provided by financing activities	2,595	13,585
Effect of exchange rate changes on cash and cash equivalents	1,351	(468)
Decrease in cash and cash equivalents	(63,888)	(8,223)
Cash and cash equivalents and restricted cash, beginning of period	183,615	155,249
Cash and cash equivalents and restricted cash, end of period	$119,727	$147,026
Restricted cash included in other assets	2,290	1,961
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$117,437	$145,065
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	12,733	979
Right-of-use assets obtained in exchange for operating lease obligation	69,787	–
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 and 2026 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025.
All amounts expressed in these unaudited interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars.
3. Significant accounting policies
Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, the impairment assessment of intangible assets and goodwill, and the estimates associated with stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.
Recent accounting pronouncements
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company or no material impact is expected in the unaudited interim condensed consolidated financial statements as a result of future adoption.

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
Basic and diluted loss per share	2025	2026	2025	2026
Net loss	$(34,727)	$(55,427)	$(80,348)	$(98,592)
Weighted-average common shares outstanding	298,508,601	305,557,294	298,105,760	304,329,623
Net loss per share - basic and diluted	$(0.12)	$(0.18)	$(0.27)	$(0.32)
The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2025 and June 30, 2026 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three and six months ended June 30, 2025 and June 30, 2026 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 71,749,963 and 76,174,457 potential common shares for the three months ended June 30, 2025 and 2026, respectively, and 71,848,805 and 77,657,529 potential common shares for the six months ended June 30, 2025 and 2026, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2025	June 30, 2026
Land	$53,405	$53,405
Building and building improvements	193,160	195,074
Equipment	102,935	105,912
Operating lease right-of-use assets	136,117	131,822
Property and equipment	485,617	486,213
Less: accumulated depreciation	(57,614)	(69,536)
Property and equipment, net	$428,003	$416,677
Depreciation expense on property and equipment was $4.6 million and $6.1 million for the three months ended June 30, 2025 and 2026, respectively, and $9.0 million and $12.0 million for the six months ended June 30, 2025 and 2026, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	December 31, 2025			June 30, 2026
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$16,620	$8,968	$7,652	$16,620	$9,785	$6,835
Technology	52,700	21,971	30,729	52,700	23,005	29,695
Total	$69,320	$30,939	$38,381	$69,320	$32,790	$36,530

Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended June 30:

Amortization Expense
2027	$3,732
2028	3,732
2029	3,732
2030	3,335
2031	2,326
$16,857
7. Investments in equity accounted investees and other assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of new office and laboratory headquarters. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three and six months ended June 30, 2025 and 2026.
Dayhu JV
As of December 31, 2025 and June 30, 2026, the equity investment balance was $10.8 million and $11.4 million, respectively, of which substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2025 and June 30, 2026, the Company recorded a right-of-use asset of $45.9 million and $44.5 million, respectively, and an operating lease liability of $46.7 million and $44.2 million, respectively, associated with an office lease with the Dayhu JV. The Company incurred lease expense to the Dayhu JV, included within operating expenses, of $1.3 million and $1.3 million for the three months ended June 30, 2025 and 2026, respectively, and $2.5 million and $2.5 million for the six months ended June 30, 2025 and 2026 respectively.
As of December 31, 2025 and June 30, 2026, the Dayhu JV’s fixed-rate mortgage had a balance of $61.2 million and $58.8 million, respectively. The Company provides a limited guarantee of the JV's loan obligations, capped at CAD $42.0 million ($29.6 million), which matches a corresponding guarantee provided by the Dayhu JV partner.
Beedie JV
As of December 31, 2025 and June 30, 2026, the equity investment balance was $51.8 million and $53.8 million, respectively, of which substantially all the assets in the Beedie JV are comprised of property and equipment. As of December 31, 2025 and June 30, 2026, the Company recorded a right-of-use asset of $71.5 million and $70.5 million, respectively, and an operating lease liability of $75.7 million and $72.8 million, respectively, associated with an office lease with the Beedie JV. The Company incurred lease expense to the Beedie JV, included within operating expenses, of $1.1 million and $1.8 million, for the three months ended June 30, 2025 and 2026, respectively, and $1.1 million and $3.5 million for the six months ended June 30, 2025, and 2026, respectively.
The Company had a loan receivable balance of $39.4 million and $38.4 million at December 31, 2025 and June 30, 2026, respectively, included within other current assets. The loan receivable is directly with our JV partner, Beedie, which relates to the land and construction loan that matures in February 2027.

8. Other current assets and liabilities
Other current assets

	December 31, 2025	June 30, 2026
Taxes receivable	$55,695	$38,408
Prepaid expenses and other	9,670	11,123
Materials and supplies	6,336	7,578
Loans receivable from JV partners	39,412	38,420
Total other current assets	$111,113	$95,529
Current accounts payable and other current liabilities

	December 31, 2025	June 30, 2026
Accounts payable and accrued liabilities	$25,228	$12,107
Current portion of operating lease liability	5,815	5,669
Payroll liabilities	10,755	6,076
Current portion of deferred government contribution	8,983	8,632
Total accounts payable and other current liabilities	$50,781	$32,484
9. Shareholders’ equity
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	24,089,219	$1.07
Granted	–	–
Exercised	(2,862,389)	0.27
Forfeited	–	–
Outstanding as of June 30, 2026	21,226,830	$1.18
Options exercisable as of June 30, 2026	21,226,830	$1.18
The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	36,376,041	$7.38
Granted	10,545,951	3.50
Exercised	(443,561)	3.49
Forfeited	(1,372,144)	6.98
Outstanding as of June 30, 2026	45,106,287	$6.53
Options exercisable as of June 30, 2026	21,588,549	$9.40

The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	8,837,384	$4.75
Granted	4,126,574	3.45
Vested and settled	(2,562,972)	5.56
Forfeited	(559,646)	4.36
Outstanding as of June 30, 2026	9,841,340	$4.02
As of June 30, 2026, the number of shares available for issuance under the 2020 Plan was 34,201,079, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.
Stock-based compensation:
Stock-based compensation was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2026	2025	2026
Research and development expenses	$7,506	$6,714	$15,642	$13,753
Sales, general, and administrative expenses	6,702	5,572	13,351	10,546
	$14,208	$12,286	$28,993	$24,299
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2024	June 30, 2025	December 31, 2025	June 30, 2026
Deferred revenue	$19,221	$28,582	$17,026	$61,155
The Company recognized $4.1 million and $3.7 million during the three months ended June 30, 2025 and 2026, respectively, and $4.3 million and $11.6 million during the six months ended June 30, 2025 and 2026, respectively, that was included in deferred revenue at the end of the preceding periods.
Additionally, the Company fully collected the $36.0 million litigation settlement receivable outstanding as of December 31, 2025, receiving $18.0 million during the three months ended March 31, 2026 and the remaining $18.0 million during the three months ended June 30, 2026.
In June 2026, the Company entered into a preclinical research collaboration, option, and license agreement with Jazz Pharmaceuticals PLC (Jazz) to discover and develop next-generation T-cell engaging (TCE) multispecific antibodies. Under the terms of the agreement, the Company received $56.0 million in the quarter in non-refundable upfront payments for two research programs, with an additional $28.0 million due upon the initiation of a third program. Under the agreement Jazz may exercise its option for development whereby AbCellera is eligible to receive additional option fees and development, regulatory, and commercial sales milestone payments along with tiered royalties on net sales ranging from mid-single digits to low double-digits.
As the non-refundable upfront funding for the research services means the Company is not exposed to significant risks dependent on the commercial success of the collaborative activity and there is a customer-vendor relationship, the Company accounts for the agreement as a contract with a customer. The Company concluded that the arrangement does not contain a significant financing component, as substantive business purposes support the payment structure. As of June 30, 2026, the aggregate transaction price allocated to unsatisfied performance obligations for the contract was $56.0 million, which the Company expects to recognize $16.8 million in the next 12 months, with remainder to be recognized thereafter.

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
At June 30, 2026, the Company also held non-marketable securities included in other long-term assets of $26.4 million (December 31, 2025 - $32.5 million), reflecting a $6.1 million impairment recognized within other income (expense) during the quarter. These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of June 30, 2026, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.6 years.
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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at June 30, 2026:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$57,797	$–	$–	$57,797
Certificate of deposit	–	105,233	–	105,233
Commercial paper	–	48,123	–	48,123
Corporate bonds	–	139,534	–	139,534
Asset backed securities	–	69,352	–	69,352
	$57,797	$362,242	$–	$420,039
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. Immaterial amounts were expensed during the three and six months ended June 30, 2025 or June 30, 2026.
13. Government contributions

The Company recognized the following on the consolidated balance sheets:

	June 30, 2026
		Deferred Government Contribution
	Accounts Receivable[5]	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable	Repayable
Government Contribution 1 (Canada)[2]	$–	$869	$75,529	$–	$76,398
Government Contribution 2 (Canada)[3]	13,166	10,759	–	74,402	85,161
Government Contribution 2 (British Columbia)[4]	12,303	–	24,365	–	24,365
Other Government Grants	–	962	–	–	962
June 30, 2026	$25,469	$12,590	$99,894	$74,402	$186,886
December 31, 2025	$33,592	$13,690	$103,247	$66,499	$183,436

June 30, 2026
Current	$17,925	$1,983	$6,649	$–	$8,632
Long-term	$7,544	$10,607	$93,245	$74,402	$178,254
1No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.
2As of December 31, 2024, the Company had incurred the maximum expenditures under the agreement. Repayment of CAD $116.9 million ($88.5 million) of the funded amount is conditional on achieving certain revenue thresholds over a specified period of time.
3The funding includes repayable and conditionally repayable amounts starting in 2033 over 15 years, where the conditional portion is based on certain revenue thresholds, at a factor of up to 1.4 times the original grant. As of June 30, 2026, total available undrawn grant funding was approximately CAD $103.1 million ($72.7 million), consisting of CAD $84.5 million ($59.5 million) for future qualifying expenditures and $13.2 million in accrued grants receivable for which claims will be filed subsequently.
4Conditionally repayable amounts starting in 2032 over up to 15 years, based on certain revenue thresholds. As of June 30, 2026, total available undrawn grant funding was approximately CAD $53.0 million ($37.3 million), consisting of CAD $35.5 million ($25.0 million) upon the achievement of certain defined milestones and $12.3 million in accrued grants receivable for claims already filed for past expenditures, which remain pending reimbursement due to annual provincial disbursement limits.
5For the three months ended June 30, 2025 and 2026, the Company recognized non-cash investing activities for uncollected government grants of $1.6 million and $0.3 million, respectively, and non-cash financing activities of $10.7 million and $5.1 million, respectively. For the six months ended June 30, 2025 and 2026, non-cash investing activities were $2.4 million and $0.5 million, respectively, and non-cash financing activities were $19.0 million and $10.0 million, respectively.

14. Subsequent Events
In July 2026, the Company entered into a collaboration agreement with Vertex Pharmaceuticals Inc. to develop multispecific T-cell engagers. The Company received $28.0 million upfront upon the execution of the agreement and is eligible for future milestones and tiered royalties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended, and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financial position, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to:
•our expectations regarding the success, clinical advancement, and market acceptance of our internal pipeline of drug candidates, including expectations regarding the preliminary, top-line, or early-stage clinical data for ABCL635, as well as our antibody discovery and development capabilities;
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
•our ability to achieve projected discovery, preclinical development, and clinical milestones for our internal programs, including the top-line data from the Phase 2 trial anticipated in August of 2026 for ABCL635, as well as our partners’ ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties owed to us, in the expected timelines or at all;
•our ability to leverage our full platform capabilities - from target identification to Investigational New Drug (“IND”) application submission and to clinical development - to advance our internal pipeline of drug candidates, as well as to support our partners;
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
We are leveraging our platform to develop internal programs and advance a pipeline of AbCellera-led programs with first-in-class potential. We evaluate these programs individually to determine whether to pursue preclinical and clinical development in-house, enter into collaborations with partners, or out-license to optimize their development and clinical and commercial potential.
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
We previously achieved critical regulatory and clinical trial milestones for ABCL635 and ABCL575, and initiated dosing participants in clinical trials for both programs in Canada during the second half of 2025.
For ABCL635, the Phase 1/2 clinical trial is a randomized, placebo-controlled, double-blind study in healthy men and postmenopausal women with or without vasomotor symptoms (VMS). Its purpose is to evaluate safety, pharmacokinetics, pharmacodynamics, as well as frequency and severity of VMS with subcutaneous doses of ABCL635. In January 2026, following an interim assessment of the safety, tolerability, and pharmacodynamic data collected from healthy volunteers in the Phase 1 portion of the study, we announced the dosing of first patients in the Phase 2 portion of the ongoing Phase 1/2 clinical trial.
In May 2026, we announced positive interim Phase 1 data for ABCL635. Treatment with ABCL635 achieved potent and sustained reduction in biomarkers of target engagement, demonstrated a favorable tolerability profile with no observed liver toxicity or serious adverse events reported to date, and pharmacokinetic data supports monthly dosing. Enrollment of the Phase 2 study has been completed and the top-line data readout is expected in August.
For ABCL575, the Phase 1 clinical trial is a randomized, placebo-controlled, double-blind study to assess safety and tolerability in healthy participants following subcutaneous doses of ABCL575. Dosing for the Phase 1 study has been completed with the top-line data readout expected in Q4 2026. At present, we have no plans to pursue development past Phase 1.
In 2025, we advanced ABCL688 and ABCL386 into IND/CTA-enabling studies. ABCL688 is an antibody drug candidate for an undisclosed indication in autoimmunity and is the second program from our G protein-coupled receptor (GPCR) and ion channel platform to advance into IND/CTA-enabling studies. We anticipate submission of an IND/CTA for ABCL688 in 2027. ABCL386 is an antibody drug candidate against an undisclosed target in oncology. ABCL386 is in IND/CTA-enabling activities, and we anticipate initiating Phase 1/2 clinical trials in patients in 2027. Both programs align with the Company's strategy of building value, through partnerships, and through internal discovery and development of potential first-in-class antibody drugs.

Financial Highlights
The following table summarizes our key operating results for the three and six months ended June 30, 2025 and June 30, 2026. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three months ended June 30,		Six Months Ended June 30,
Financial Performance	2025	2026	2025	2026
Revenue:
Research fees	$6,639	$3,901	$10,707	$12,021
Licensing and royalty revenue	10,445	149	10,613	341
Total revenue	17,084	4,050	21,320	12,362
Operating expenses:
Research and development(1)	39,213	45,987	81,711	92,649
Other operating expenses	27,456	20,840	51,855	40,013
Total operating expenses	66,669	66,827	133,566	132,662
Loss from operations	(49,585)	(62,777)	(112,246)	(120,300)
Other income	(13,241)	(3,812)	(22,918)	(11,799)
Loss before income tax	(36,344)	(58,965)	(89,328)	(108,501)
Net loss	$(34,727)	$(55,427)	$(80,348)	$(98,592)
Net loss per share
Basic	$(0.12)	$(0.18)	$(0.27)	$(0.32)
Diluted	$(0.12)	$(0.18)	$(0.27)	$(0.32)
Stock-based compensation included within operating expenses:
Research and development expenses	7,506	6,714	15,642	13,753
Sales, general, and administrative expenses	6,702	5,572	13,351	10,546

Financial Position			December 31, 2025	June 30, 2026
Cash and cash equivalents			128,513	120,065
Marketable securities			405,313	420,039
Total cash, cash equivalents, and marketable securities			533,826	540,104
Total assets			1,356,950	1,307,575
Total shareholders' equity			966,904	896,020
(1)Exclusive of depreciation and amortization

Recent Developments and Clinical Update
In January 2026, following an interim review of safety, tolerability, and pharmacodynamic data from healthy volunteers in the Phase 1 portion of the ABCL635 Phase 1/2 clinical trial, we announced the dosing of first patients in the Phase 2 portion of the study.
In May 2026, we announced positive interim Phase 1 data for ABCL635. Treatment with ABCL635 achieved potent and sustained reduction in biomarkers of target engagement, demonstrated a favorable safety profile with all doses well-tolerated and no observed liver toxicity or serious adverse events, and pharmacokinetic data supported monthly dosing. Enrollment of the Phase 2 study has been completed and the top-line data readout is expected in August of 2026.
In June 2026, we entered into a preclinical research collaboration, option, and license agreement with Jazz Pharmaceuticals PLC (Jazz) to discover and develop next-generation T-cell engaging (TCE) multispecific antibodies. Under the agreement, we received a $56.0 million non-refundable upfront payment in the quarter to perform discovery and early-stage research activities for two initial programs, with an additional $28.0 million due upon the initiation of a third program within 12 months. Jazz holds exclusive options to develop and commercialize each program. If Jazz exercises these options, we are eligible to receive up to $792.0 million per program in option fees and milestone payments, as well as tiered royalties on net sales ranging from mid-single digits to low double-digits. The agreement also provides a mechanism to mutually initiate up to two additional programs, and for us to conduct certain investigational new drug (IND)-enabling studies and manufacture clinical supply for any program under the collaboration.
In July 2026, we entered into a collaboration agreement with Vertex Pharmaceuticals Inc. (Vertex) to research, develop, manufacture, and commercialize multispecific T-cell engagers for autoimmune diseases and other conditions. Under the terms of the agreement, we will lead discovery and early development activities, and Vertex will fund all research and development costs while retaining the right to develop and commercialize resulting therapeutic multispecific antibodies. We received $28.0 million in total upfront payments upon the execution of the agreement and are eligible to receive preclinical, development, regulatory, and commercial milestone payments, plus tiered royalties on net sales. Additionally, the parties may mutually agree to have us perform cell-line development, process development, and clinical manufacturing through Phase 1 for any program under the collaboration.
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

	December 31, 2025	June 30, 2026
Partner-led programs with downstreams	44	35
In the clinic	5	3
In discovery or preclinical development	39	32

Molecules in the clinic with downstreams	14	12
The table below outlines the details of molecules in the clinic as of June 30, 2026:

Molecule	Stage	Partner[1]	Therapeutic area(s)	Program Type
ABCL635	Phase 2	n/a	Endocrinology / Women’s Health	AbCellera-led
ABCL575	Phase 1	n/a	Immunology & Inflammation	AbCellera-led
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	Partner-led
Undisclosed	Pivotal studies	Dechra Pharmaceuticals	Animal Health	Partner-led
IVX-01	Clinical field study	Dechra Pharmaceuticals	Animal Health	Partner-led
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
AB-3028	Phase 1/2	Arsenal Bio	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
NBL-012	Phase 2-ready[2]	NovaRock Biotherapeutics Inc.	Dermatology, Gastrointestinal, Immunology	Trianni license
NBL-015/FL-301	Phase 1[2]	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1[2]	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1[2]	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
1 If partner-led
2 As represented by partner

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

Results of Operations
Comparison of the three and six months ended June 30, 2025 and June 30, 2026:
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Revenue:
Research fees	$6,639	$3,901	$(2,738)	(41)%	$10,707	$12,021	$1,314	12%
Licensing and royalty revenue	10,445	149	(10,296)	(99)%	10,613	341	(10,272)	(97)%
Total revenue	$17,084	$4,050	$(13,034)	(76)%	$21,320	$12,362	$(8,958)	(42)%
Revenue decreased by $13.0 million from the three months ended June 30, 2025 compared to the three months ended June 30, 2026 and decreased $9.0 million from the six months ended June 30, 2025 compared to the six months ended June 30, 2026. The decrease is attributable to licensing revenue recognized in the second quarter of 2025 and the timing and progress of our research and development efforts. We expect research fee revenues in future periods to be positively impacted as we perform our research obligations and recognize revenue from the upfront payments received under our recent collaborations with Jazz and Vertex, as further detailed in "Recent Developments".
Operating Expenses
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Research and development	$39,213	$45,987	$6,774	17%	$81,711	$92,649	$10,938	13%
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

Total research and development expenses increased by $6.8 million, or 17%, from the three months ended June 30, 2025, compared to the three months ended June 30, 2026. Of the total increase, external clinical program costs were $5.1 million for the three months ended June 30, 2026 compared to $0.8 million for the three months ended June 30, 2025, as ABCL575 and ABCL635 entered the clinic towards the end of the second quarter of 2025. Preclinical and discovery costs were $6.9 million and remained consistent period over period. Total compensation expense, including stock-based compensation, was $22.2 million for the three months ended June 30, 2026 and remained substantially unchanged compared to the prior period. Similarly, unallocated internal costs of $11.7 million for the three months ended June 30, 2026 were consistent period over period.

Total research and development expenses increased by $10.9 million, or 13%, from the six months ended June 30, 2025, compared to the six months ended June 30, 2026. Of the total increase, external clinical program costs were $9.0 million for the six months ended June 30, 2026 compared to $0.7 million for the six months ended June 30, 2025, as ABCL575 and ABCL635 entered the clinic in the end of the second quarter of 2025. Preclinical and discovery costs decreased by $2.2 million period-over-period to $15.0 million, primarily driven by prior-period preclinical spend from ABCL635 and ABCL575 IND/CTA-enabling activities. Total compensation expense, including stock-based compensation, was $45.7 million for the six months ended June 30, 2026 and remained substantially unchanged compared to the prior period. Unallocated internal costs of $23.0 million for the six months ended June 30, 2026 increased by $3.6 million compared to the six months ended June 30, 2025 due to clinical manufacturing activities and the use of materials and supplies.

Sales, General, and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Sales, general, and administrative	$21,986	$13,850	$(8,136)	(37)%	$41,054	$26,185	$(14,869)	(36)%
Sales, general, and administrative expenses decreased by $8.1 million, or (37)%, from the three months ended June 30, 2025 compared to the three months ended June 30, 2026 and decreased by $14.9 million, or (36)%, from the six months ended June 30, 2025 compared to the six months ended June 30, 2026. Total compensation expense, inclusive of stock-based compensation, was $11.3 million for the three months ended June 30, 2025, compared to $8.8 million for the three months ended June 30, 2026 and $22.3 million for the six months ended June 30, 2025, compared to $17.9 million for the six months ended June 30, 2026. The decrease in compensation expense is a result of our continued optimization of headcount in light of our internal pipeline focus. Legal, software, and other general administrative costs were $10.7 million for the three months ended June 30, 2025, compared to $5.0 million for the three months ended June 30, 2026 and $18.8 million for the six months ended June 30, 2025 compared to $8.3 million for the six months ended June 30, 2026. The decrease was primarily due to a legal settlement in December 2025 and a resulting reduction in legal fees incurred in 2026.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Depreciation and amortization	$5,470	$6,990	$1,520	28%	$10,801	$13,828	$3,027	28%
Depreciation and amortization expense increased by $1.5 million, or 28%, from the three months ended June 30, 2025 compared to the three months ended June 30, 2026 and increased by $3.0 million, or 28%, from the six months ended June 30, 2025 compared to the six months ended June 30, 2026. The increase was primarily due to the commencement of depreciation of our clinical manufacturing facility that was put in service in December 2025.

Interest and Other (Income) Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Interest and other	$(9,549)	$42	$9,591	(100)%	$(15,073)	$(3,606)	$11,467	(76)%
Interest and other income decreased by $9.6 million, or (100)%, from the three months ended June 30, 2025 compared to the three months ended June 30, 2026 and decreased by $11.5 million, or (76)%, from the six months ended June 30, 2025 compared to the six months ended June 30, 2026. The decrease was primarily driven by foreign exchange in the period due to fluctuations in the Canadian and U.S. dollar exchange rate, interest income driven by our cash, cash equivalents, and marketable securities balances and interest rate yields in the period, and other fair value adjustments.
Grants and Incentives

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Grants and incentives	$(3,692)	$(3,854)	$(162)	4%	$(7,845)	$(8,193)	$(348)	4%
Grants and incentives increased by $0.2 million, or 4%, from the three months ended June 30, 2025 compared to the three months ended June 30, 2026 and increased by $0.3 million, or 4%, from the six months ended June 30, 2025 compared to the six months ended June 30, 2026. The change was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.
Income Tax Recovery

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Income tax recovery	$(1,617)	$(3,538)	$(1,921)	119%	$(8,980)	$(9,909)	$(929)	10%
Income tax recovery increased by $1.9 million from the three months ended June 30, 2025 compared to the three months ended June 30, 2026 and increased by $0.9 million from the six months ended June 30, 2025 compared to the six months ended June 30, 2026. The increase was primarily driven by the availability of carry-back of losses to recover previously paid taxes.
Liquidity and Capital Resources
As of June 30, 2026, we had $540.1 million of cash, cash equivalents and marketable securities, comprising $120.1 million in cash and cash equivalents and $420.0 million in marketable securities. The increase of $6.3 million since December 31, 2025, was primarily driven by the full receipt of a $36.0 million litigation settlement, of which was receivable at December 31, 2025, and a $56.0 million upfront payment to discover and develop next-generation T-cell engaging (TCE) multispecific antibodies. This was partially offset by cash flow used in operations due to our continued research and development activity for internal programs in discovery, preclinical, and clinical development as well as for partnered programs.
We intend to continue to invest in research and development efforts towards expanding our capabilities and expertise, grow and advance our internal pipeline. Simultaneously, we intend to optimize our long-term office-lease arrangements and intend to assign or fully sublease the office and laboratory space constructed through the Beedie JV.
We substantially completed our final large platform investments in our clinical manufacturing facility and our corporate headquarters in 2025. With the completion of these large platform investments, we expect a reduction in investing cash outflows, shifting our capital allocation from building capabilities to using them as we execute our strategy of building on our internal pipeline. Based on our current business plan, we believe that our available liquidity from existing total cash balances (cash, cash equivalents, and restricted cash), marketable securities, and government contributions, will be sufficient to meet our working capital and capital expenditures over at least the next 36 months following the date of this report.
Government of Canada and Government of British Columbia Contributions
In May of 2023, we entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia. Under the agreements, up to $166.7 million ($225.0 million CAD) and $55.6 million

($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. At June 30, 2026, our government contribution agreements provided an estimated CAD $156.1 million ($110.0 million) in total available funding eligible for future claims. See the notes to our condensed consolidated financial statements for further information related to the government contributions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2026
Net cash provided by (used in):
Operating activities	$(43,958)	$(7,600)
Investing activities	(23,876)	(13,740)
Financing activities	2,595	13,585
Effect of exchange rate changes on cash and cash equivalents	1,351	(468)
Decrease in cash and cash equivalents	$(63,888)	$(8,223)
Operating activities
Net cash used in operating activities decreased from $44.0 million in the six months ended June 30, 2025 to $7.6 million in the six months ended June 30, 2026. The decrease in cash flows used in operations was primarily attributable to a $56.0 million upfront payment received to discover and develop next-generation TCE multispecific antibodies, the full receipt of a $36.0 million litigation settlement that was receivable at December 31, 2025, and working capital movements, partially offset by upfront payments received in Q1 2025 that did not recur in the current period.
Investing activities
Net cash used by investing activities decreased from $23.9 million in the six months ended June 30, 2025 to $13.7 million in the six months ended June 30, 2026. The decrease in cashflows used by investing activities was primarily attributable to a $36.2 million reduction in purchases of property and equipment and other long-term assets, partially offset by a $26.5 million reduction in net proceeds from marketable securities as cash was used to purchase additional marketable securities in the current period.
Financing activities
Net cash provided by financing activities increased from $2.6 million in the six months ended June 30, 2025 to $13.6 million in the six months ended June 30, 2026. The increase was primarily attributable to proceeds from government contributions and other long-term liabilities.
Critical Accounting Policies and Significant Judgements and Estimates
Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these policies since then.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risk is described in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our annual report on Form 10-K for the year ended December 31, 2025. We believe our exposure to market risk has not changed materially since then.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2026 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
In the pending matter Sabariah Schrader, Executrix of the Estate of John William Schrader et al. v. Carl Lars Genghis Hansen, et al., the Company filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. The Company recently obtained consent to the invalidation of the Immvivos '511 patent and removal of patent infringement allegations. The Company believes that Plaintiffs’ remaining claim is meritless in all respects and intends to defend itself appropriately.

Item 1A. Risk Factors.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred losses in certain years since inception, including in 2025, and we may not be able to generate sufficient revenue to achieve profitability.
We expect to continue to incur expenditures as we operate our business. We expect to incur losses for the foreseeable future. We cannot accurately predict the timing or amount of our increased expenses, or when, if at all, we may achieve profitability. Our net loss for the years ended December 31, 2025 and 2024 was $146.4 million and $162.9 million, respectively. Our accumulated losses at December 31, 2025 and accumulated earnings at December 31, 2024 was $29.5 million and $116.9 million, respectively.
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
Based on our current business plan, we believe our available liquidity from existing total cash balances (cash, cash equivalents, and restricted cash), marketable securities, and government contributions, will be sufficient to meet our working capital and capital expenditure needs over at least the next 36 months following the date of this report. Because our core operational focus is advancing our clinical pipeline, management evaluates this total non-dilutive capital accessible to execute our strategy (including our ability to access our reimbursement-based government contributions, which cannot be utilized for general corporate purposes). If our available capital resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of the realization of other risks described in this report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate headquarters and GMP facility. Such additional future financing may not be available on terms acceptable to us or at all.
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

•our ability to successfully employ our newly constructed GMP facility to advance our pipeline;
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
From time to time, we may make public statements regarding the expected timing of certain milestones and key events, as well as regarding developments and milestones under our partnerships, to the extent that our partners have publicly disclosed such information or permit us to make such disclosures. Certain of our partners have also made public statements regarding their expectations for the development of programs under partnership with us and they and other partners may in the future make additional statements about their goals and expectations for partnerships with us. For example, while our recent collaboration agreements with Jazz Pharmaceuticals PLC and Vertex Pharmaceuticals Inc. provide for our eligibility to receive significant potential future milestone payments. The receipt of any such future option fees, milestone payments, or royalties under these and other agreements is entirely contingent upon the successful achievement of specified research, clinical, regulatory, and commercial milestones by our partners. The actual timing and achievement of these events can vary due to a number of factors such as delays or failures in our or our current and future partners’ antibody discovery and development programs, the amount of time, effort, and resources committed by us and our current and future partners, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our partners’ current and future programs in which we hold economic stakes will advance or be completed in the time frames we or they expect, or that we will realize any of these potential future payments. If our partners fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common shares could decline.
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
We may not be able to file applications (e.g., clinical trial applications (“CTA”) or investigational new drug (“IND”) applications for our internal pipeline candidates on the timelines we expect. Specifically, we are currently conducting a Phase 1/2 clinical trial for ABCL635 and a Phase 1 trial for ABCL575 in Canada under Health Canada CTAs. Upon completion and review of the data, we may submit an IND application to the FDA for ABCL635 to initiate Phase 3 trials in the United States. There is no guarantee that the FDA will accept data from a foreign Phase 1/2 trial as sufficient to support a U.S. Phase 3 start. The FDA may require us to conduct additional bridging studies or repeat Phase 1/2 trials within the United States, which would prevent us from initiating Phase 3 trials on our expected timeline. Moreover, we cannot be sure that submission of a CTA or IND will result in allowing the start of clinical trials, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an application, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to a new application. Any failure to file a clinical trial application on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our drug candidates on a timely basis, if at all.

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
Interim, preliminary or top-line data from our clinical trials, including Phase 1/2 clinical data for ABCL635, that we may announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We may publish interim, preliminary or top-line data from clinical trials. For example, we are publicly disclosing preliminary, top-line Phase 1 clinical data for our internal program, ABCL635 and anticipate top-line clinical data from the Phase 2 trial to be disclosed in August 2026. Top-line data is based on a preliminary analysis of then-available safety, tolerability, and pharmacokinetic data, and is subject to change following a more comprehensive review. Because Phase 1 clinical trials involve a small number of patients and are primarily designed to evaluate safety and dosing rather than efficacy, preliminary or early signals observed are not necessarily predictive of final results or the results of later-stage trials. Material differences between our preliminary, top-line data and final data, or a failure to replicate positive early results in subsequent, larger-scale trials, could result in clinical holds, development delays, or the discontinuation of the ABCL635 program. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our reputation and business prospects. Past results of clinical trials may not be predictive of future results.

In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our drug candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our drug candidates may not be replicated in subsequent preclinical studies or clinical trial results. Moreover, preclinical, non-clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain the relevant regulatory approval. Further, the use of certain data derived from cross-study comparisons are not based on any head-to-head clinical trials. Such clinical trial data may not be directly comparable due to differences in study protocols, conditions and patient populations. Accordingly, these cross-trial comparisons may not be reliable predictors of the relative efficacy or other benefits of ABCL635 compared to other product candidates that may be approved or that are or are in development.
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
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process, and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping; difficulties with production costs and yields; quality control, including consistency, stability, purity, and efficacy of the product; product testing; operator error and availability of qualified personnel; as well as compliance with applicable federal, state, and foreign regulations. If contaminants are discovered in the supply of our drug product or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We may have stability, purity, and efficacy failures; deficiencies; or other issues relating to the manufacture of our drug candidates. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. We and our contract manufacturers are subject to local laws and regulations governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and our manufacturers’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials.
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
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, Medicaid statutory rebates will no longer be capped at 100% of AMP (average manufacturer price). Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of drugs, which could have a material impact on our business. Additionally, in July 2021, the U.S. administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to the executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. As discussed above, the United States Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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

In the EU similar political, economic, and regulatory developments may affect our ability to profitably commercialize any future drugs. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific drugs and therapies. Our future drugs, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such drugs, and third-party payors’ reimbursement policies might adversely affect our or our partners’ ability to sell any future drug profitably.
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
Our business and current and future relationships with customers and third-party payors are subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.
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
We currently derive the majority of our revenue based upon scientific and engineering research and development and testing conducted in Vancouver, British Columbia. Our facilities and equipment could be harmed or rendered inoperable or inaccessible by natural or man-made disasters or other circumstances beyond our control, including fire, earthquake, power loss, communications failure, war or terrorism, or another catastrophic event, such as a pandemic or similar outbreak or public health crisis, which may render it difficult or impossible for us to advance our pipeline of internal programs, support our partners, and improve our capabilities, advanced automation systems, and other critical business activities for some period of time. The inability to address system issues could develop if our facilities are inoperable or suffer a loss of utilization for even a short period of time, may result in harm to our reputation, and we may be unable to repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming, and expensive to rebuild our facilities, to locate and qualify new facilities, or license or transfer our proprietary technology to a third-party. Even in the event we are able to find a third-party to assist in research and development efforts, we may be unable to negotiate commercially reasonable terms to engage with the third-party. Any physical damage done to our GMP facility, specifically, would more significantly impact our operations there due to the validation requirements of the facility and the supplies held within it.
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
On October 14, 2022, the Estate of John Schrader and ImmVivos Pharmaceuticals Inc. filed a lawsuit naming as co-defendants the Company, some of its affiliates and Dr. Carl Hansen, the Company's CEO. The lawsuit was filed in the Supreme Court of British Columbia (Vancouver). The complaint alleges breach of an implied partnership or joint venture between Dr. John Schrader and Dr. Hansen and further alleges patent infringement of an issued Canadian patent (No. 2,655,511). The complaint seeks financial damages and other declarations. The Company has filed a Notice of Application seeking to dismiss certain Company affiliates from the matter. No hearing date has been set. The Company recently obtained consent to the invalidation of the Immvivos '511 patent and removal of patent infringement allegations. The Company believes that Plaintiffs’ remaining claim is meritless in all respects and intends to defend itself appropriately.
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
The market price of our common shares may be volatile, including the market's reaction to near-term clinical milestones, such as our recent Phase 1 clinical data release and the top-line data from the Phase 2 trial anticipated in August of 2026; consequently, you could lose all or part of your investment.
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
•the market's reaction to near-term clinical milestones, specifically our recent Phase 1 data release and the top-line data from the Phase 2 trial anticipated in August of 2026;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AbCellera Biologics Inc.

Date: August 5, 2026	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)