Form 10-Q
period 2026-09-30
AbCellera Biologics Inc.
filed 2026-11-09
CIK 1703057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2026, the registrant had 326,617,896 common shares, no par value per share, outstanding.

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
•Interim, preliminary or top-line data from our clinical trials, including Phase 1/2 clinical data for ABCL635, that we may announce or publish may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
•The market price of our common shares may be volatile, including the market's reaction to near-term clinical milestones, such as our recent Phase 1 clinical data and top-line Phase 2 clinical data release; consequently, you could lose all or part of your investment.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
AbCellera Biologics Inc.
Condensed Consolidated Balance Sheets
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	December 31, 2025	September 30, 2026
Assets
Current assets:
Cash and cash equivalents	$128,513	$163,800
Marketable securities	405,313	600,624
Total cash, cash equivalents, and marketable securities	533,826	764,424
Accounts and accrued receivables	58,293	17,964
Restricted cash	25,000	25,000
Other current assets	111,113	68,770
Total current assets	728,232	876,158
Long-term assets:
Property and equipment, net	428,003	410,050
Intangible assets, net	38,381	38,389
Goodwill	47,806	47,806
Investments in equity accounted investees	62,580	63,845
Other long-term assets	51,948	63,616
Total long-term assets	628,718	623,706
Total assets	$1,356,950	$1,499,864
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and other current liabilities	$50,781	$35,435
Deferred revenue	13,526	35,038
Total current liabilities	64,307	70,473
Long-term liabilities:
Operating lease liability	137,403	128,130
Deferred revenue	3,500	48,050
Deferred government contributions	174,453	180,275
Other long-term liabilities	10,383	10,436
Total long-term liabilities	325,739	366,891
Total liabilities	390,046	437,364
Commitments and contingencies
Shareholders’ equity:
Common shares: no par value, unlimited authorized shares at December 31, 2025 and September 30, 2026: 300,600,710 and 326,332,641 shares issued and outstanding at December 31, 2025 and September 30, 2026, respectively (Note 9)	802,341	996,188
Additional paid-in capital	198,279	238,565
Accumulated other comprehensive loss	(4,234)	(3,421)
Accumulated deficit	(29,482)	(168,832)
Total shareholders’ equity	966,904	1,062,500
Total liabilities and shareholders’ equity	$1,356,950	$1,499,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(All figures in U.S. dollars. Amounts are expressed in thousands except share and per share data.)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2026	2025	2026
Revenue:
Research fees	$8,817	$10,549	$19,524	$22,570
Licensing and royalty revenue	138	90	10,751	431
Total revenue	8,955	10,639	30,275	23,001
Operating expenses:
Research and development(1)	55,028	43,535	136,736	136,184
Sales, general, and administrative(1)	24,958	13,613	66,012	39,799
Depreciation and amortization	5,247	6,806	16,048	20,634
Total operating expenses	85,233	63,954	218,796	196,617
Loss from operations	(76,278)	(53,315)	(188,521)	(173,616)
Other income:
Interest and other	(4,781)	(6,867)	(19,851)	(10,474)
Grants and incentives	(2,729)	(3,636)	(10,574)	(11,829)
Total other income	(7,510)	(10,503)	(30,425)	(22,303)
Loss before income tax	(68,768)	(42,812)	(158,096)	(151,313)
Income tax recovery	(11,649)	(2,054)	(20,629)	(11,963)
Net loss	$(57,119)	$(40,758)	$(137,467)	$(139,350)
Foreign currency translation adjustment	(41)	(269)	1,680	813
Comprehensive loss	$(57,160)	$(41,027)	$(135,787)	$(138,537)

Net loss per share
Basic	$(0.19)	$(0.13)	$(0.46)	$(0.45)
Diluted	$(0.19)	$(0.13)	$(0.46)	$(0.45)
Weighted-average common shares outstanding
Basic	298,875,174	318,053,142	298,366,169	308,957,891
Diluted	298,875,174	318,053,142	298,366,169	308,957,891
The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)Exclusive of depreciation and amortization

AbCellera Biologics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2025	300,600,710	$802,341	$198,279	$(29,482)	$(4,234)	$966,904
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	3,344,871	14,192	(13,676)	–	–	516
Stock-based compensation	–	–	12,013	–	–	12,013
Foreign currency translation adjustment	–	–	–	–	1,815	1,815
Net loss	–	–	–	(43,165)	–	(43,165)
Balances as of March 31, 2026	303,945,581	$816,533	$196,616	$(72,647)	$(2,419)	$938,083
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,524,051	4,709	(2,898)	–	–	1,811
Stock-based compensation	–	–	12,286	–	–	12,286
Foreign currency translation adjustment	–	–	–	–	(733)	(733)
Net loss	–	–	–	(55,427)	–	(55,427)
Balances as of June 30, 2026	306,469,632	$821,242	$206,004	$(128,074)	$(3,152)	$896,020
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,427,112	14,446	(7,431)	–	–	7,015
Issuance of common shares and pre-funded warrants, net of issuance costs (Note 9)	17,435,897	160,500	28,324	–	–	188,824
Stock-based compensation	–	–	11,668	–	–	11,668
Foreign currency translation adjustment	–	–	–	–	(269)	(269)
Net loss	–	–	–	(40,758)	–	(40,758)
Balances as of September 30, 2026	326,332,641	$996,188	$238,565	$(168,832)	$(3,421)	$1,062,500

	Common Shares		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balances as of December 31, 2024	295,757,002	$777,171	$166,361	$116,930	$(4,378)	$1,056,084
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	2,598,750	12,897	(12,746)	–	–	151
Stock-based compensation	–	–	14,988	–	–	14,988
Foreign currency translation adjustment	–	–	–	–	(2,620)	(2,620)
Net loss	–	–	–	(45,621)	–	(45,621)
Balances as of March 31, 2025	298,355,752	$790,068	$168,603	$71,309	$(6,998)	$1,022,982
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	297,215	1,600	(1,527)	–	–	73
Stock-based compensation	–	–	14,407	–	–	14,407
Foreign currency translation adjustment	–	–	–	–	4,341	4,341
Net loss	–	–	–	(34,727)	–	(34,727)
Balances as of June 30, 2025	298,652,967	$791,668	$181,483	$36,582	$(2,657)	$1,007,076
Shares issued and restricted stock units (“RSUs”) vested under stock option plan	358,599	2,801	(2,687)	–	–	114
Stock-based compensation	–	–	14,008	–	–	14,008
Foreign currency translation adjustment	–	–	–	–	(41)	(41)
Net loss	–	–	–	(57,119)	–	(57,119)
Balances as of September 30, 2025	299,011,566	$794,469	$192,804	$(20,537)	$(2,698)	$964,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars.)
(Unaudited)

	Nine months ended September 30,
	2025	2026
Cash flows from operating activities:
Net loss	$(137,467)	$(139,350)
Cash flows from operating activities:
Depreciation of property and equipment	13,257	17,842
Amortization of intangible assets	2,791	2,791
Amortization of operating lease right-of-use assets	4,853	5,422
Stock-based compensation	42,888	35,967
Other	1,601	5,599
Changes in operating assets and liabilities:
Research fees and grants receivable	(15,957)	21,063
Income taxes receivable	(19,792)	19,484
Accounts payable and accrued liabilities	(2,286)	(13,311)
Deferred revenue	2,316	66,062
Deferred grant income	(2,834)	(6,717)
Other assets	14,078	4,461
Net cash provided by (used in) operating activities	(96,552)	19,313
Cash flows from investing activities:
Purchases of property and equipment	(32,929)	(7,577)
Purchase of marketable securities	(324,704)	(624,840)
Proceeds from marketable securities	386,536	429,162
Receipt of grant funding	7,366	7,184
Long-term investments and other assets	(23,657)	(1,105)
Net cash provided by (used in) investing activities	12,612	(197,176)
Cash flows from financing activities:
Proceeds from deferred government contributions and other	9,967	25,398
Issuance of common shares and pre-funded warrants, net	–	188,824
Net cash provided by financing activities	9,967	214,222
Effect of exchange rate changes on cash and cash equivalents	807	(847)
Increase (decrease) in cash and cash equivalents	(73,166)	35,512
Cash and cash equivalents and restricted cash, beginning of period	183,615	155,249
Cash and cash equivalents and restricted cash, end of period	$110,449	$190,761
Restricted cash included in other assets	2,290	1,961
Total cash, cash equivalents, and restricted cash shown on the balance sheet	$108,159	$188,800
Supplemental disclosure of non-cash investing and financing activities
Property and equipment in accounts payable	10,457	416
Right-of-use assets obtained in exchange for operating lease obligation	76,118	–
The accompanying notes are an integral part of these condensed consolidated financial statements.

AbCellera Biologics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(All figures in U.S. dollars. Amounts are expressed in thousands except share data.)
(Unaudited)
1. Nature of operations
AbCellera Biologics Inc. (the “Company”) is a clinical-stage biotechnology company focused on discovering and developing antibody medicines for indications with high unmet medical need. The Company aims to bring antibody drug candidates from target to clinic by combining expertise, technologies, and infrastructure for antibody drug discovery and development. The Company uses its capabilities to develop its own pipeline of future antibody drugs and has a diversified portfolio of royalty (and equivalent) stakes in future antibody drugs with partners.
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 and 2026 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025.
All amounts expressed in these unaudited interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” and “CAD” are to Canadian dollars.
3. Significant accounting policies
Use of estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Areas of significant estimates include, but are not limited to, revenue recognition including estimated timing of completion of performance obligations and determining whether an option for additional goods or services represents a material right, the impairment assessment of intangible assets and goodwill, and the estimates associated with stock-based compensation awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when circumstances, facts, and experience change. Changes in estimates are recorded in the period in which they become known. Actual results could significantly differ from those estimates.
Recent accounting pronouncements
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the Company, or no material impact is expected in the unaudited interim condensed consolidated financial statements as a result of future adoption.

4. Net loss per share
Basic and diluted net loss per share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
Basic and diluted loss per share	2025	2026	2025	2026
Net loss	$(57,119)	$(40,758)	$(137,467)	$(139,350)
Weighted-average common shares outstanding(1)	298,875,174	318,053,142	298,366,169	308,957,891
Net loss per share - basic and diluted	$(0.19)	$(0.13)	$(0.46)	$(0.45)
(1) Includes 1,571,908 and 529,727 weighted average pre-funded warrants outstanding for the three and nine months ended September 30, 2026, respectively, as they are exercisable at any time for nominal cash consideration.

The Company’s potentially dilutive securities, which include stock options and restricted share units (“RSUs”), have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and September 30, 2026 as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2025 and September 30, 2026 used to calculate both basic and diluted net loss per share is the same.
The Company excluded 70,688,214 and 73,904,206 potential common shares for the three months ended September 30, 2025 and 2026, respectively, and 71,461,941 and 76,406,421 potential common shares for the nine months ended September 30, 2025 and 2026, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.
5. Property and equipment, net
Property and equipment, net consisted of the following:

	December 31, 2025	September 30, 2026
Land	$53,405	$53,405
Building and building improvements	193,160	196,128
Equipment	102,935	105,821
Operating lease right-of-use assets	136,117	130,010
Property and equipment	485,617	485,364
Less: accumulated depreciation	(57,614)	(75,314)
Property and equipment, net	$428,003	$410,050
Depreciation expense on property and equipment was $4.3 million and $5.9 million for the three months ended September 30, 2025 and 2026, respectively, and $13.3 million and $17.8 million for the nine months ended September 30, 2025 and 2026, respectively.
6. Intangible assets
Intangible assets consisted of the following:

	December 31, 2025			September 30, 2026
	Gross carrying amount	Accumulated amortization	Net book value	Gross carrying amount	Accumulated amortization	Net book value
License	$16,620	$8,968	$7,652	$19,420	$10,201	$9,219
Technology	52,700	21,971	30,729	52,700	23,530	29,170
Total	$69,320	$30,939	$38,381	$72,120	$33,731	$38,389

Amortization expense on intangible assets subject to amortization is estimated to be as follows for each of the next five years ended September 30:

Amortization Expense
2027	$4,012
2028	4,012
2029	4,012
2030	3,263
2031	2,606
$17,905
7. Investments in equity accounted investees and other assets
The Company has entered into two separate 50% joint ventures, Dayhu JV and Beedie JV, as part of the construction of new office and laboratory offices. The Company recorded immaterial amounts of proportionate income or loss with respect to either venture in the three and nine months ended September 30, 2025 and 2026.
Dayhu JV
As of December 31, 2025 and September 30, 2026, the equity investment balance was $10.8 million and $11.5 million, respectively, of which substantially all the assets in the Dayhu JV are comprised of property and equipment. As of December 31, 2025 and September 30, 2026, the Company recorded a right-of-use asset of $45.9 million and $43.8 million, respectively, and an operating lease liability of $46.7 million and $43.5 million, respectively, associated with an office lease with the Dayhu JV. The Company incurred lease expense to the Dayhu JV, included within operating expenses, of $1.3 million and $1.2 million for the three months ended September 30, 2025 and 2026, respectively, and $3.8 million and $3.8 million for the nine months ended September 30, 2025 and 2026, respectively.
As of December 31, 2025 and September 30, 2026, the Dayhu JV’s fixed-rate mortgage had a balance of $61.2 million and $58.4 million, respectively. The Company provides a limited guarantee of the JV's loan obligations, capped at CAD $42.0 million ($29.5 million), which matches a corresponding guarantee provided by the Dayhu JV partner.
Beedie JV
As of December 31, 2025 and September 30, 2026, the equity investment balance was $51.8 million and $52.4 million, respectively, of which substantially all the assets in the Beedie JV are comprised of property and equipment. As of December 31, 2025 and September 30, 2026, the Company recorded a right-of-use asset of $71.5 million and $70.0 million, respectively, and an operating lease liability of $75.7 million and $72.3 million, respectively, associated with an office lease with the Beedie JV. The Company incurred lease expense to the Beedie JV, included within operating expenses, of $1.7 million and $1.7 million, for the three months ended September 30, 2025 and 2026, respectively, and $2.8 million and $5.3 million for the nine months ended September 30, 2025, and 2026, respectively.
The Company had a loan receivable balance of $39.4 million and $38.3 million at December 31, 2025 and September 30, 2026, respectively, included within other current assets. The loan receivable is directly with our JV partner, Beedie, which relates to the land and construction loan that matures in February 2027.

8. Other current assets and liabilities
Other current assets

	December 31, 2025	September 30, 2026
Taxes receivable	$55,695	$11,019
Prepaid expenses and other	9,670	11,889
Materials and supplies	6,336	7,569
Loans receivable from JV partners	39,412	38,293
Total other current assets	$111,113	$68,770
Current accounts payable and other current liabilities

	December 31, 2025	September 30, 2026
Accounts payable and accrued liabilities	$25,228	$13,726
Current portion of operating lease liability	5,815	5,693
Payroll liabilities	10,755	7,800
Current portion of deferred government contribution	8,983	8,216
Total accounts payable and other current liabilities	$50,781	$35,435
9. Shareholders’ equity
Financing:
In August 2026, the Company completed an underwritten public offering of 17,435,897 common shares at a public offering price of $9.75 per common share and pre-funded warrants to purchase up to 3,076,926 common shares at $9.74999 per pre-funded warrant with an exercise price of $0.00001 per common share. The Company received gross proceeds of approximately $200.0 million, and net proceeds of $188.8 million after deducting underwriting discounts, commissions, and direct third-party offering expenses of $0.7 million.
Each pre-funded warrant is exercisable for the purchase of a common share at the holder’s discretion at an exercise price of $0.00001, subject to certain post-exercise beneficial ownership limitations as provided under the terms of the pre-funded warrant. Since the pre-funded warrants meet the condition for equity classification, net proceeds from issuances of the pre-funded warrants are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with the exercise price collected from the holder will be recorded in common shares. No pre-funded warrants were exercised since the offering, and 3,076,926 shares issuable upon exercise of pre-funded warrants remained outstanding at September 30, 2026.

Stock Option and Incentive Plans:
The following table summarizes the Company’s stock option activity under the Pre-IPO Plan since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	24,089,219	$1.07
Granted	–	–
Exercised	(4,003,011)	0.45
Forfeited	–	–
Outstanding as of September 30, 2026	20,086,208	$1.19
Options exercisable as of September 30, 2026	20,086,208	$1.19

The following table summarizes the Company’s stock option activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2025	36,376,041	$7.38
Granted	11,008,465	3.67
Exercised	(1,653,631)	4.57
Forfeited	(1,631,556)	6.90
Outstanding as of September 30, 2026	44,099,319	$6.58
Options exercisable as of September 30, 2026	21,930,545	$9.34
The following table summarizes the Company’s RSU activity under the 2020 Plan since December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2025	8,837,384	$4.75
Granted	4,231,474	3.54
Vested and settled	(2,639,392)	5.62
Forfeited	(710,787)	4.33
Outstanding as of September 30, 2026	9,718,679	$4.02
As of September 30, 2026, the number of shares available for issuance under the 2020 Plan was 34,044,218, which includes awards granted and outstanding under the Pre-IPO Plan that are forfeited after December 10, 2020.

Stock-based Compensation
Stock-based compensation was classified in the condensed consolidated statements of loss and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2026	2025	2026
Research and development expenses	$7,151	$6,252	$22,793	$20,005
Sales, general, and administrative expenses	6,743	5,416	20,095	15,962
	$13,894	$11,668	$42,888	$35,967
10. Revenue
The disaggregated revenue categories are presented on the face of the condensed consolidated statements of loss and comprehensive loss. Deferred revenue outstanding in each respective period is as follows:

	December 31, 2024	September 30, 2025	December 31, 2025	September 30, 2026
Deferred revenue	$19,221	$21,537	$17,026	$83,088
The Company recognized revenue of $8.6 million and $7.8 million during the three months ended September 30, 2025 and 2026, respectively, and $9.5 million and $16.2 million during the nine months ended September 30, 2025 and 2026, respectively, that was included in deferred revenue at the end of the preceding periods.
Additionally, the Company fully collected the $36.0 million litigation settlement receivable outstanding as of December 31, 2025, receiving $18.0 million during the three months ended March 31, 2026 and the remaining $18.0 million during the three months ended June 30, 2026.

In June 2026, the Company entered into a preclinical research collaboration, option, and license agreement with Jazz Pharmaceuticals PLC (Jazz) to discover and develop next-generation T-cell engaging (TCE) multispecific antibodies. Under the terms of the agreement, the Company received $56.0 million in the second quarter of 2026 in non-refundable upfront payments for two research programs, with an additional $28.0 million due upon the initiation of a third program. Under the agreement Jazz may exercise its option for development whereby AbCellera is eligible to receive additional option fees and development, regulatory, and commercial sales milestone payments along with tiered royalties on net sales ranging from mid-single digits to low double-digits.
As of September 30, 2026, the aggregate transaction price allocated to unsatisfied performance obligations for the Jazz contract was $52.8 million, which the Company expects to recognize $15.3 million in the next 12 months, with remainder to be recognized thereafter.
In July 2026, the Company entered into a research collaboration with Vertex Pharmaceuticals Incorporated (Vertex) for multispecific T-cell engagers (TCEs) targeting autoimmune diseases and other conditions. The Company will lead discovery and early development using its proprietary TCE platform, while Vertex holds the rights to develop and commercialize the resulting therapeutic antibodies.
Under the terms of the agreement, the Company received a $28.0 million non-refundable upfront payment during the quarter for two research programs, and will earn additional fixed fees upon the initiation and completion of specified research phases, resulting in a total transaction price of $30.8 million. The Company is also eligible to receive additional optional research fees and preclinical, development, regulatory, and commercial milestone payments, along with tiered royalties on net sales.
As of September 30, 2026, the aggregate transaction price allocated to unsatisfied performance obligations for the Vertex contract was $29.0 million, of which the Company expects to recognize approximately $19.4 million in the next 12 months, with the remainder to be recognized thereafter.
The Company accounts for its preclinical research collaboration and license agreements as contracts with customers, as the receipt of non-refundable upfront funding indicates the Company is not exposed to significant risks dependent on the commercial success of the collaborative activities, establishing a customer-vendor relationship. Additionally, the Company has concluded that these arrangements do not contain a significant financing component, as substantive business purposes support the underlying payment structures.
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
At September 30, 2026, the Company also held non-marketable securities included in other long-term assets of $26.4 million (December 31, 2025 - $32.5 million), reflecting a $6.1 million impairment recognized within other income (expense) in the second quarter of 2026. These non-marketable securities are measured at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.
Marketable Securities
As part of the Company’s cash management strategy, the Company holds high credit quality marketable securities that are available to support the Company’s current operations. As of September 30, 2026, our marketable securities were rated A- or higher (or its equivalent) by at least two of the major rating agencies with a weighted average life of approximately 0.6 years.

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
The following table presents information about the Company’s marketable securities that are measured at fair value on a recurring basis and indicates the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at September 30, 2026:
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government agencies	$61,459	$–	$–	$61,459
Certificate of deposit	–	198,110	–	198,110
Commercial paper	–	81,503	–	81,503
Corporate bonds	–	165,377	–	165,377
Asset backed securities	–	94,175	–	94,175
	$61,459	$539,165	$–	$600,624
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
Pursuant to the agreements, the Company may be obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and upon receipt of royalty payments in the low single-digits to mid-twenties based on certain net sales targets. Immaterial amounts were expensed during the three and nine months ended September 30, 2025 or September 30, 2026.

13. Government contributions

The Company recognized the following on the consolidated balance sheets:

	September 30, 2026
		Deferred Government Contribution
	Accounts Receivable[5]	Government Grant[1]			Total
		Non-repayable	Conditionally Repayable	Repayable[3]
Government Contribution 1 (Canada)[2]	$–	$489	$74,287	$–	$74,776
Government Contribution 2 (Canada)	12,121	10,553	–	78,271	88,824
Government Contribution 2 (British Columbia)[4]	12,262	–	23,942	–	23,942
Other Government Grants	–	949	–	–	949
September 30, 2026	$24,383	$11,991	$98,229	$78,271	$188,491
December 31, 2025	$33,592	$13,690	$103,247	$66,499	$183,436

September 30, 2026
Current	$16,864	$1,566	$6,650	$–	$8,216
Long-term	$7,519	$10,425	$91,579	$78,271	$180,275
1No amounts have been accrued related to the repayment terms as the conditions are estimated to be non-probable.
2As of December 31, 2024, the Company had incurred the maximum expenditures under the agreement. Repayment of CAD $116.9 million ($88.5 million) of the funded amount is conditional on achieving certain revenue thresholds over a specified period of time.
3The amounts are repayable and conditionally repayable starting in 2033 over 15 years, where the conditional portion is based on certain revenue thresholds, at a factor of up to 1.4 times the original grant. Conditionally repayable amounts are presented as repayable as the repayment conditions are estimated to be probable. As of September 30, 2026, total available undrawn grant funding was approximately CAD $93.9 million ($66.0 million), consisting of CAD $76.7 million ($53.9 million) for future qualifying expenditures and $12.1 million in accrued grants receivable for which claims will be filed subsequently.
4Conditionally repayable amounts starting in 2032 over up to 15 years, based on certain revenue thresholds. As the repayment conditions are estimated to be non-probable, amounts are presented as government grants. As of September 30, 2026, total available undrawn grant funding was approximately CAD $52.9 million ($37.2 million), consisting of CAD $35.5 million ($24.9 million) upon the achievement of certain defined milestones and $12.3 million in accrued grants receivable for claims already filed for past expenditures, which remain pending reimbursement due to annual provincial disbursement limits.
5For the three months ended September 30, 2025 and 2026, the Company recognized non-cash investing activities for uncollected government grants of $0.9 million and $0.1 million, respectively, and non-cash financing activities of $6.4 million and $4.0 million, respectively. For the nine months ended September 30, 2025 and 2026, non-cash investing activities were $2.4 million and $0.4 million, respectively, and non-cash financing activities were $17.1 million and $9.1 million, respectively.

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
•our ability to achieve projected discovery, preclinical development, and clinical milestones for our internal programs, including data from the Phase 2 trial for ABCL635, as well as our partners’ ability to achieve projected discovery and development milestones and other anticipated key events, including commercial sales resulting in royalties owed to us, in the expected timelines or at all;
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

We focus on the development of antibody drugs and are committed to improving discovery and development. We aim to build a competitive advantage in bringing antibody drugs candidates from target into clinical testing by combining expertise, technologies, and infrastructure to build integrated capabilities for antibody drug discovery and development. We think deeply about capital allocation and strive to maximize long-term value while mitigating the risks that are inherent in drug development. We look for opportunities where we believe low-risk investments in building technology and operational efficiency can create a sustained competitive advantage and drive long-term value by making antibody drug development faster and more efficient.
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
To date, we have financed our operations primarily from revenue from our antibody discovery partnerships in the form of royalty revenue, government funding from grants, and from the issuance and sale of convertible preferred shares and notes, common shares, and pre-funded warrants. Additionally, we have twice secured significant government co-investments in the form of non-dilutive capital to help fund research and development, including internal programs, and facility construction. In August 2026, we completed an underwritten public offering issuing common shares and pre-funded warrants. We received gross proceeds of approximately $200.0 million, and net proceeds of $188.8 million, after deducting underwriting discounts, commissions, and offering expenses.
AbCellera Programs

PROGRAMS	TARGET	INDICATION	THERAPEUTIC AREA	STAGE			
				IND-Enabling	Phase 1	Phase 2	Phase 3
ABCL635	NK3R	VMS due to menopause	Endocrinology & Women's Health				
		VMS due to breast cancer treatment	Oncology				
		VMS due to prostate cancer treatment	Oncology				
ABCL992	NK3R	VMS	Endocrinology				
ABCL575	OX40L	Atopic Dermatitis	Immunology & Inflammation				
ABCL688	Undisclosed GPCR / ion channel	Undisclosed	Autoimmunity				
ABCL386	Undisclosed	Undisclosed	Oncology				
ABCL385	Undisclosed	Undisclosed	Oncology				
ABCL646	Undisclosed Ion channel	Undisclosed	Undisclosed				

As of September 30, 2026

We previously achieved critical regulatory and clinical trial milestones for ABCL635 and ABCL575, and initiated dosing of participants in clinical trials for both programs in Canada during the second half of 2025.
ABCL635
ABCL635 is an investigational neurokinin 3 receptor (NK3R) antagonist antibody drug candidate that is being developed as a non-hormonal, long-acting, subcutaneous treatment for moderate and severe vasomotor symptoms (VMSM-S) commonly known as hot flashes, due to menopause. The Phase 1/2 clinical trial is a randomized, placebo-controlled, double-blind study in healthy men and postmenopausal women with or without vasomotor symptoms. Its purpose is to evaluate safety, pharmacokinetics, pharmacodynamics, as well as frequency and severity of VMS with subcutaneous doses of ABCL635.
In January 2026, following an interim assessment of the safety, tolerability, and pharmacodynamic data collected from healthy volunteers in the Phase 1 portion of the study, we announced the dosing of first patients in the Phase 2 portion of the ongoing Phase 1/2 clinical trial.
In May 2026, we announced positive interim Phase 1 data for ABCL635. Treatment with ABCL635 achieved potent and sustained reduction in biomarkers of target engagement, demonstrated a favorable tolerability profile with no observed liver toxicity or serious adverse events reported, and pharmacokinetic data supports monthly dosing.
In August 2026, we announced positive top-line results from the Phase 2 portion of our Phase 1/2 clinical trial evaluating ABCL635. The study met the primary efficacy endpoints achieving statistically significant reductions in both frequency and severity of VMSM-S at week 4 compared to placebo after a single dose. ABCL635 was also observed to significantly improve sleep and patient global impression of change (PGI-C).
The randomized, double-blind, placebo-controlled, multicenter Phase 2 portion of the ABCL635 study enrolled 92 postmenopausal women experiencing a mean of approximately 10 moderate or severe hot flashes per day. The participants were randomized 1:1 to receive either a single subcutaneous 600 mg dose of ABCL635 or placebo. ABCL635 reduced VMSM-S frequency compared to placebo, with an 8.8 mean reduction in the number of moderate and severe events per day from baseline at week 4 (Day 29) compared to 3.5, showing a mean placebo-adjusted treatment difference of 5.3 (p<0.001). The mean percent reduction at week 4 for VMSM-S frequency was 83% for the ABCL635 treatment group versus a 33% reduction for placebo, leading to a mean placebo-adjusted treatment difference of 50%.
ABCL635 also resulted in improvement in VMSM-S severity compared to placebo, with a mean reduction of 1.4 points at week 4 compared to 0.3, and a mean placebo-adjusted treatment difference of 1.1 (p<0.001). The mean percent reduction in VMSM-S severity from baseline to week 4 was 58% in the ABCL635 group compared to 12% in the placebo group, leading to a mean placebo-adjusted treatment difference of 46%. Meaningful improvements were also observed in patient sleep scores and PGI-C.
ABCL635 was well-tolerated throughout the four-week treatment period with no serious adverse events, severe adverse events, or adverse events that led to study discontinuation. The most common adverse events in the ABCL635 treatment group and higher than placebo were headache, fatigue, and injection site reaction.
We expect to initiate late-stage development of ABCL635 for menopausal VMS in 2027. We are also expanding the indications for ABCL635 to include VMS caused by hormone suppression associated with breast and prostate cancer treatment. The initiation of clinical trials in these two populations is expected in 2027.
ABCL575
ABCL575 is an investigational antibody drug candidate targeting OX40 ligand for the treatment of atopic dermatitis and other autoimmune conditions. The Phase 1 clinical trial is a randomized, placebo-controlled, double-blind study to assess safety and tolerability in healthy participants following subcutaneous doses of ABCL575. In November 2026, we announced top-line data for the Phase 1 clinical trial of ABCL575. The Phase 1 study met all endpoints, demonstrating a favorable tolerability and pharmacokinetic profile that supports an extended dosing interval. At present, we do not intend to pursue development past Phase 1.
Internal Programs
In 2025, we advanced ABCL688 and ABCL386 into IND/CTA-enabling activities. ABCL688 is an investigational antibody drug candidate for an undisclosed indication in autoimmunity and is the second program from our G protein-coupled receptor (GPCR) and ion channel platform to advance into IND/CTA-enabling activities. ABCL386 is an investigational antibody drug candidate for an undisclosed target in oncology.
Further, we advanced the following programs into IND-enabling activities in the third quarter of 2026:

•ABCL992: an investigational antibody drug candidate for the treatment of VMS. ABCL992 is a next-generation half-life extended analog of ABCL635;
•ABCL385: an investigational antibody drug candidate for an undisclosed indication in oncology; and
•ABCL646: a potential first-in-class investigational antibody drug candidate for an undisclosed ion channel target.

Financial Highlights
The following table summarizes our key operating results for the three and nine months ended September 30, 2025 and September 30, 2026. All figures are in U.S. dollars and amounts are expressed in thousands, except loss per share data:

	Three months ended September 30,		Nine Months Ended September 30,
Financial Performance	2025	2026	2025	2026
Revenue:
Research fees	$8,817	$10,549	$19,524	$22,570
Licensing and royalty revenue	138	90	10,751	431
Total revenue	8,955	10,639	30,275	23,001
Operating expenses:
Research and development(1)	55,028	43,535	136,736	136,184
Other operating expenses	30,205	20,419	82,060	60,433
Total operating expenses	85,233	63,954	218,796	196,617
Loss from operations	(76,278)	(53,315)	(188,521)	(173,616)
Other income	(7,510)	(10,503)	(30,425)	(22,303)
Loss before income tax	(68,768)	(42,812)	(158,096)	(151,313)
Net loss	$(57,119)	$(40,758)	$(137,467)	$(139,350)
Net loss per share
Basic	$(0.19)	$(0.13)	$(0.46)	$(0.45)
Diluted	$(0.19)	$(0.13)	$(0.46)	$(0.45)
Stock-based compensation included within operating expenses:
Research and development expenses	7,151	6,252	22,793	20,005
Sales, general, and administrative expenses	6,743	5,416	20,095	15,962

Financial Position			December 31, 2025	September 30, 2026
Cash and cash equivalents			128,513	163,800
Marketable securities			405,313	600,624
Total cash, cash equivalents, and marketable securities			533,826	764,424
Total assets			1,356,950	1,499,864
Total shareholders’ equity			966,904	1,062,500
(1)Exclusive of depreciation and amortization

Recent Developments
Further details regarding our clinical and operational advancement of our internal pipeline during the quarter are discussed under 'Overview'.

In June 2026, we entered into a preclinical research collaboration, option, and license agreement with Jazz Pharmaceuticals PLC (Jazz) to discover and develop next-generation T-cell engaging (TCE) multispecific antibodies. Under the agreement, we received a $56.0 million non-refundable upfront payment in the second quarter of 2026 to perform discovery and early-stage research activities for two initial programs, with an additional $28.0 million due upon the initiation of a third program within 12 months. Jazz holds exclusive options to develop and commercialize each program. If Jazz exercises these options, we are eligible to receive up to $792.0 million per program in option fees and milestone payments, as well as tiered royalties on net sales ranging from mid-single digits to low double-digits. The agreement also provides a mechanism to mutually initiate up to two additional programs, and for us to conduct certain IND-enabling studies and manufacture clinical supply for any program under the collaboration.
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

	December 31, 2025	September 30, 2026
Partner-led programs with downstreams	44	34
In the clinic	5	3
In discovery or preclinical development	39	31

Molecules in the clinic with downstreams	14	12
The table below outlines the details of molecules in the clinic as of September 30, 2026:

Molecule	Stage	Partner[1]	Therapeutic area(s)	Program Type
ABCL635	Phase 2	n/a	Endocrinology / Women’s Health	AbCellera-led
ABCL575	Phase 1	n/a	Immunology & Inflammation	AbCellera-led
Undisclosed	Phase 1	Teva Pharmaceutical Industries Ltd.	Neuroscience	Partner-led
Undisclosed	Pivotal studies	Dechra Pharmaceuticals	Animal Health	Partner-led
IVX-01	Clinical field study	Dechra Pharmaceuticals	Animal Health	Partner-led
AB-2100	Phase 1/2	Arsenal Bio	Oncology	Trianni license
AB-3028	Phase 1/2	Arsenal Bio	Oncology	Trianni license
GIGA-564	Phase 1	GigaGen, Inc.	Oncology	Trianni license
NBL-012	Phase 2-ready*	NovaRock Biotherapeutics Inc.	Dermatology, Gastrointestinal, Immunology	Trianni license
NBL-015/FL-301	Phase 1*	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-020	Phase 1*	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
NBL-028	Phase 1*	NovaRock Biotherapeutics Inc.	Oncology	Trianni license
1 If partner-led
*As represented by partner

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

Results of Operations
Comparison of the three and nine months ended September 30, 2025 and September 30, 2026:
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Revenue:
Research fees	$8,817	$10,549	$1,732	20%	$19,524	$22,570	$3,046	16%
Licensing and royalty revenue	138	90	(48)	(35)%	10,751	431	(10,320)	(96)%
Total revenue	$8,955	$10,639	$1,684	19%	$30,275	$23,001	$(7,274)	(24)%
Revenue increased by $1.7 million from the three months ended September 30, 2025 compared to the three months ended September 30, 2026 and decreased $7.3 million from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026. The decrease is attributable to licensing revenue recognized in the second quarter of 2025 and the timing and progress of our research and development efforts. We expect research fee revenues in future periods to be positively impacted as we perform our research obligations and recognize revenue from the upfront payments received under our recent collaborations with Jazz and Vertex, as further detailed in "Recent Developments".

Operating Expenses
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Research and development	$55,028	$43,535	$(11,493)	(21)%	$136,736	$136,184	$(552)	–%
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

Total research and development expenses decreased by $11.5 million, or (21)%, from the three months ended September 30, 2025, compared to the three months ended September 30, 2026. External clinical program costs were $4.1 million for the three months ended September 30, 2026 compared to $3.2 million for the three months ended September 30, 2025, reflecting the clinical costs for ABCL575 and ABCL635 in each period. Preclinical and discovery costs were $7.2 million for the three months ended September 30, 2026 compared to $3.1 million for the three months ended September 30, 2025 reflecting the progress of our internal programs, and the Company also made specific investments in two internal programs totalling $15.0 million in the three months ended September 30, 2025. Total compensation expense, including stock-based compensation, was $21.8 million for the three months ended September 30, 2026 and remained substantially unchanged compared to the prior period. Similarly, unallocated internal costs of $10.4 million for the three months ended September 30, 2026 were consistent period over period.

Total research and development expenses decreased by $0.6 million from the nine months ended September 30, 2025, compared to the nine months ended September 30, 2026. External clinical program costs were $13.0 million for the nine months ended September 30, 2026 compared to $4.0 million for the nine months ended September 30, 2025, as ABCL575 and ABCL635 entered the clinic in the end of the second quarter of 2025. Preclinical and discovery costs were $22.2 million for the nine months ended September 30, 2026 compared to $20.1 million for the nine months ended September 30, 2025, and the Company also made specific investments in two internal programs totalling $15.0 million in the third quarter of 2025. Total compensation expense, including stock-based compensation, was $67.6 million for the nine months ended September 30, 2026 and remained substantially unchanged compared to the prior period. Unallocated internal costs of $33.3 million for the nine months ended September 30, 2026 were consistent period over period.

Sales, General, and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Sales, general, and administrative	$24,958	$13,613	$(11,345)	(45)%	$66,012	$39,799	$(26,213)	(40)%
Sales, general, and administrative expenses decreased by $11.3 million, or (45)%, from the three months ended September 30, 2025 compared to the three months ended September 30, 2026 and decreased by $26.2 million, or (40)%, from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026. Total compensation expense, inclusive of stock-based compensation, was $11.0 million for the three months ended September 30, 2025, compared to $8.2 million for the three months ended September 30, 2026 and $33.3 million for the nine months ended September 30, 2025, compared to $26.1 million for the nine months ended September 30, 2026. The decrease in compensation expense is a result of our continued optimization of headcount in light of our internal pipeline focus. Legal, software, and other general administrative costs were $13.9 million for the three months ended September 30, 2025, compared to $5.4 million for the three months ended September 30, 2026 and $32.7 million for the nine months ended September 30, 2025 compared to $13.7 million for the nine months ended September 30, 2026. The decrease was primarily due to a legal settlement in December 2025 and a resulting reduction in legal fees incurred in 2026.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Depreciation and amortization	$5,247	$6,806	$1,559	30%	$16,048	$20,634	$4,586	29%
Depreciation and amortization expense increased by $1.6 million, or 30%, from the three months ended September 30, 2025 compared to the three months ended September 30, 2026 and increased by $4.6 million, or 29%, from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026. The increase was primarily due to the commencement of depreciation of our clinical manufacturing facility that was put in service in December 2025.
Interest and Other Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Interest and other	$(4,781)	$(6,867)	$(2,086)	44%	$(19,851)	$(10,474)	$9,377	(47)%
Interest and other income increased by $2.1 million, or 44%, from the three months ended September 30, 2025 compared to the three months ended September 30, 2026 and decreased by $9.4 million, or (47)%, from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026. The change was primarily driven by foreign exchange in the period due to fluctuations in the Canadian and U.S. dollar exchange rate, interest income driven by our cash, cash equivalents, and marketable securities balances and interest rate yields in the period, and other fair value adjustments.
Grants and Incentives

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Grants and incentives	$(2,729)	$(3,636)	$(907)	33%	$(10,574)	$(11,829)	$(1,255)	12%
Grants and incentives increased by $0.9 million, or 33%, from the three months ended September 30, 2025 compared to the three months ended September 30, 2026 and increased by $1.3 million, or 12%, from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026. The change was primarily driven by activity relating to research and development expenditures that are eligible for reimbursement under government programs for the period.
Income Tax Recovery

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2026	Amount	%	2025	2026	Amount	%
Income tax recovery	$(11,649)	$(2,054)	$9,595	(82)%	$(20,629)	$(11,963)	$8,666	(42)%
Income tax recovery decreased by $9.6 million, or (82)%, from the three months ended September 30, 2025 compared to the three months ended September 30, 2026 and decreased by $8.7 million, or (42)%, from the nine months ended September 30, 2025 compared to the nine months ended September 30, 2026. The decrease was primarily driven by the availability of carry-back of losses to recover previously paid taxes.

Liquidity and Capital Resources
As of September 30, 2026, we had $764.4 million of cash, cash equivalents and marketable securities, comprising $163.8 million in cash and cash equivalents and $600.6 million in marketable securities. The increase of $230.6 million since December 31, 2025, was primarily driven by our financing in August where we raised net proceeds of $188.8 million, the full receipt of a $36.0 million litigation settlement, of which was receivable at December 31, 2025, and $84.0 million in upfront payments received to discover and develop next-generation T-cell engaging (TCE) multispecific antibodies. This was partially offset by cash flow used in operations due to our continued research and development activity for internal programs in discovery, preclinical, and clinical development as well as for partnered programs.
We intend to continue to invest in research and development efforts towards expanding our capabilities and expertise, grow and advance our internal pipeline. Simultaneously, we intend to optimize our long-term office-lease arrangements. We are currently evaluating alternatives for certain of our office and laboratory facilities to ensure our physical infrastructure best supports our core business objectives.
We substantially completed our final large platform investments in our clinical manufacturing facility and corporate offices in 2025. With the completion of these large platform investments, we expect a reduction in investing cash outflows, shifting our capital allocation from building capabilities to using them as we execute our strategy of building on our internal pipeline. Based on our current business plan, we believe that our available liquidity from existing total cash balances (cash, cash equivalents, and restricted cash), marketable securities, and government contributions, will be sufficient to meet our working capital and capital expenditures over at least the next 36 months following the date of this report.
Financing
In August 2026, we completed an oversubscribed underwritten public offering of 17,435,897 common shares at a public offering price of $9.75 per common share and pre-funded warrants to purchase up to 3,076,926 common shares at $9.74999 per pre-funded warrant with an exercise price of $0.00001 per common share. We received gross proceeds of approximately $200.0 million, and net proceeds of $188.8 million, after deducting underwriting discounts, commissions, and offering expenses and intend to use the proceeds we receive from this offering, together with our existing cash, cash equivalents and marketable securities, to fund the continued research, development and clinical advancement of our internal pipeline, including our lead clinical program, ABCL635, as well as for working capital and other general corporate purposes. See the notes to our condensed consolidated financial statements for further information related to the financing.
Government of Canada and Government of British Columbia Contributions
In May of 2023, we entered into multi-year contribution agreements with the Government of Canada and the Government of British Columbia. Under the agreements, up to $166.7 million ($225.0 million CAD) and $55.6 million ($75.0 million CAD) was committed by the Government of Canada and the Government of British Columbia, respectively, to build new capabilities in Canada to develop, manufacture, and deliver antibody medicines to patients through Phase 1 clinical trials and build expertise in translational science, technical operations, and clinical operations and research. At September 30, 2026, our government contribution agreements provided an estimated CAD $146.8 million ($103.2 million) in total available funding eligible for future claims. See the notes to our condensed consolidated financial statements for further information related to the government contributions.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2026
Net cash provided by (used in):
Operating activities	$(96,552)	$19,313
Investing activities	12,612	(197,176)
Financing activities	9,967	214,222
Effect of exchange rate changes on cash and cash equivalents	807	(847)
Increase (decrease) in cash and cash equivalents	$(73,166)	$35,512

Operating activities
Cash flows from operating activities changed from $96.6 million used in the nine months ended September 30, 2025 to $19.3 million provided by operating activities in the nine months ended September 30, 2026. The change to net cash provided by operating activities was primarily attributable to a $84.0 million in upfront payments received for two separate TCE deals to discover and develop next-generation TCE multispecific antibodies with Jazz Pharmaceuticals and Vertex Pharmaceuticals, the full receipt of a $36.0 million litigation settlement that was receivable at December 31, 2025, receipt of taxes receivable, and working capital movements, partially offset by upfront payments received in 2025 that did not recur in the current period.
Investing activities
Cash flows from investing activities changed from $12.6 million net cash provided by investing activities in the nine months ended September 30, 2025 to $197.2 million cash used by investing activities in the nine months ended September 30, 2026. The increase in cashflows used by investing activities is primarily due to the net purchase of $195.7 million of marketable securities in the nine months ended September 30, 2026, following the financing in August 2026. The increase in cash used in investing activities was partially offset by a $47.9 million reduction in purchases of property and equipment and other long-term assets.
Financing activities
Net cash provided by financing activities increased from $10.0 million in the nine months ended September 30, 2025 to $214.2 million in the nine months ended September 30, 2026. The increase was primarily attributable to the August financing where we raised net proceeds of $188.8 million. The remaining increase in financing activities is due to proceeds from government contributions and employee stock option exercises.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2026, and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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
We expect to continue to incur expenditures as we operate our business. We expect to incur losses for the foreseeable future. We cannot accurately predict the timing or amount of our increased expenses, or when, if at all, we may achieve profitability. Our net loss for the years ended December 31, 2025 and 2024 was $146.4 million and $162.9 million, respectively. Our accumulated deficit at December 31, 2025 and accumulated earnings at December 31, 2024 was $29.5 million and $116.9 million, respectively.
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
Based on our current business plan, we believe our available liquidity from existing total cash balances (cash, cash equivalents, and restricted cash), marketable securities, and government contributions, will be sufficient to meet our working capital and capital expenditure needs over at least the next 36 months following the date of this report. Because our core operational focus is advancing our clinical pipeline, management evaluates this total non-dilutive capital accessible to execute our strategy (including our ability to access our reimbursement-based government contributions, which cannot be utilized for general corporate purposes). In August 2026, we supplemented our cash position by completing an underwritten public offering of 17,435,897 common shares and pre-funded warrants to purchase up to 3,076,926 common shares, generating $188.8 million in net proceeds after deducting underwriting discounts and offering expenses. If our available capital resources together with our anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of the realization of other risks described in this report, we may be required to raise additional capital prior to such time through issuances of equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing, including real estate and asset backed financing on the significant investments we have funded towards our corporate offices and GMP facility. Such additional future financing may not be available on terms acceptable to us or at all.
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
The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders would result. For example, the pre-funded warrants issued in our August 2026 public offering are exercisable at any time for a nominal exercise price. The exercise of these warrants will result in dilution to existing common shareholders while yielding no meaningful additional cash proceeds to the Company. Any preferred equity securities issued also would likely provide for rights, preferences or privileges senior to those of holders of our common shares. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our common shares. Debt financing and preferred equity financing, if available, may also involve agreements that include covenants restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making acquisitions, making capital expenditures, or declaring dividends. For example, in December 2025, we obtained financing secured against our office building held in our Dayhu joint venture. This financing, along with our agreement with the Strategic Response Fund (SRF), previously Strategic Innovation Fund (SIF), subjects us to certain restrictive covenants. Our agreement with the SRF requires that we obtain prior consent for specific corporate actions, such as when an entity acquires 20% or more of our voting securities. Additionally, the SRF agreement requires us to achieve specific long-term operational milestones, including targeted levels of capital expenditures, research and development investments, and employee headcount. Our ability to achieve these long-term milestones is dependent on the successful advancement of our clinical pipeline and our corresponding need to scale operations. Similarly, our December 2025 financing includes covenants that restrict our ability to sell or transfer the secured property without lender consent and change of control provisions when any person or group acquires beneficial ownership of more than 25% of our voting shares. If we fail to comply with these covenants or obtain necessary consents, we could be obligated to repay all or a portion of the contribution amounts from SRF and the outstanding principal under our financing, which would have a material adverse effect on our business, financial condition, and results of operations. Additionally, to optimize our long-term lease arrangements, we are currently evaluating alternatives for certain of our office and laboratory facilities to ensure our physical infrastructure best supports our core business objectives. We may not be able to execute any such alternative on favorable terms or at all. Furthermore, any such transaction may require SRF, third-party, or joint-venture partner consents, cause us to incur substantial transaction costs, or fail to fully offset our long-term lease commitments, which could adversely affect our liquidity and financial condition.
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
From time to time, we may make public disclosures that contain estimates of the potential market opportunity of our internal programs, including estimates of prevalence or incidence of a medical condition and total addressable market (TAM). For example, we have publicly disclosed internal estimates regarding the prevalence of women experiencing moderate and severe vasomotor symptoms (VMS) and the related TAM for ABCL635. Market-opportunity estimates for our drug candidates are forward-looking in nature and based on management’s internal analysis, which utilizes available scientific research, market data and third-party information, and several critical assumptions that may prove incorrect. Specifically, our projections consider, among other factors, assumptions about incidence or prevalence of the targeted condition, treatment patterns, pricing, reimbursement, demographic data, and market penetration. These estimates are inherently uncertain, are only relevant assuming successful clinical development and regulatory approval of our drug, and do not represent a guarantee of future revenue or market capture. If our assumptions regarding the population of menopausal women, the actual incidence of moderate and severe symptoms, patient treatment-seeking-behavior, physician-directed use of treatments, or pricing are flawed, our actual addressable market may be significantly different than estimated. A TAM estimate represents a theoretical addressable market and does not imply that we will capture any share of the market or generate equivalent revenues. Even if our market-size estimates are appropriate, our drugs may fail to gain traction if physicians, patients, or payers remain satisfied with existing treatments or give preference to competing new treatments. Any such failure to achieve market acceptance would materially and adversely affect our business, financial condition, and results of operations.
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
We may publish interim, preliminary or top-line data from clinical trials. For example, we are publicly disclosing preliminary, top-line Phase 1 and Phase 2 clinical data for our internal program, ABCL635. Top-line data is based on a preliminary analysis of then-available safety, tolerability, and pharmacokinetic data, and is subject to change following a more comprehensive review. Because Phase 1 clinical trials involve a small number of patients and are primarily designed to evaluate safety and dosing rather than efficacy, preliminary or early signals observed are not necessarily predictive of final results or the results of later-stage trials. Material differences between our preliminary, top-line data and final data, or a failure to replicate positive early results in subsequent, larger-scale trials, could result in clinical holds, development delays, or the discontinuation of the ABCL635 program. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our reputation and business prospects. Past results of clinical trials may not be predictive of future results.

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
Before obtaining regulatory approval for the commercial distribution of our drug candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from non-clinical testing or early clinical trials of a drug candidate may not predict the results that will be obtained in subsequent human clinical trials of that drug candidate. There is a high failure rate for drugs proceeding through clinical studies. In our pipeline updates, we may outline our belief that preclinical data of our clinical programs support a potential ‘first-in-class’ or ‘best-in-class’ profile. However, these designations and the scientific rationale supporting them are contingent upon the replication of preclinical findings in human clinical trials. For instance, although small molecules have validated the target for ABCL635, our antibody candidate faces distinct scientific considerations and may fail to demonstrate sufficient target engagement to achieve comparable therapeutic efficacy. If our clinical trials fail to support the ‘first-in-class’ or ‘best-in-class’ profiles we have disclosed, our business and valuation would be materially adversely affected. Alternatively, management may elect to discontinue development of certain drug candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our drug candidates under development or reprioritize our focus on other drug candidates at any time and at our discretion.
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
We expect that significant additional capital will be needed in the future to continue our planned operations, including investments in our internal pipeline, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common shares, pre-funded warrants, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common shares, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights, preferences, and privileges senior to the holders of our common shares.
Pursuant to our incentive plan, our management is authorized to grant equity incentive awards to our employees, directors and consultants. We have a significant number of outstanding options that could be exercised as shares. The exercise of these options, the dilution impact, and the subsequent sale of the underlying common stock could cause a decline in our stock price. We cannot predict the number, timing, or size of future exercises or the effect, if any, that such exercises may have on the market price for our common stock. Pursuant to our ESOIP, the initial aggregate number of our common shares that may be issued pursuant to share awards was 21,280,000 shares and the number of common shares reserved for issuance under the ESOIP shall be cumulatively increased each January 1 by a percentage approved by the Company and its Board of Directors of its Compensation Committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our shareholders may experience additional dilution, which could cause our share price to fall.
Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies.
We may seek additional capital through a combination of public and private equity offerings, debt financings, partnerships and alliances and licensing arrangements. If we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. For example, in August 2026, we issued 17,435,897 common shares and pre-funded warrants to purchase up to 3,076,926 common shares. The issuance of these common shares and the shares issuable upon exercise of the pre-funded warrants expanded our outstanding share count and caused immediate dilution to existing shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms unfavorable to us.
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
Our executive officers, directors, and 5%-shareholders, as well as several large institutional investors, currently own a substantial percentage of our common shares in the aggregate, based on ownership information filed by such holders. Therefore, these insiders and institutional investors have the ability to significantly influence the Company and its strategic direction through their ownership position. These parties, acting individually or together, may be able to determine all matters requiring shareholder approval. For example, these shareholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.
Sales of a substantial number of our common shares in the public market could cause our share price to fall significantly, even if our business is doing well.
Sales of a substantial number of our common shares in the public market could occur at any time. Certain institutional investors hold a substantial percentage of our outstanding common shares. If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. Such sales could also make it more difficult for us to obtain future financing through equity or equity-related securities in the future at a time and price that we deem appropriate.
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
A non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. A reviewable acquisition may not proceed unless the Minister is satisfied that the investment is likely to be of net benefit to Canada. If the applicable financial thresholds were exceeded such that a net benefit to Canada review would be required, this could prevent or delay a change of control and may eliminate or limit strategic opportunities for shareholders to sell their common shares. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed by U.S. and foreign antitrust, competition, and investment laws, including the Competition Act (Canada). This legislation has a pre-merger notification regime and mandatory waiting period that applies to certain types of transactions that meet specified financial thresholds, and permits the Commissioner of Competition to review any acquisition or establishment, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us. These broader regulatory frameworks could discourage unsolicited acquisition proposals or limit the ability of investors to rapidly accumulate significant positions in our common stock.
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
The market price of our common shares may be volatile, including the market's reaction to near-term clinical milestones, such as our recent Phase 1 clinical data and top-line Phase 2 clinical data release; consequently, you could lose all or part of your investment.
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
•the market's reaction to near-term clinical milestones, specifically our recent Phase 1 data and top-line Phase 2 data release;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Articles of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 30, 2021).
4.1	Form of Specimen Common Share Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-250838) filed on December 7, 2020).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K (File No. 001-39781) filed on August 13, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*
104	Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

AbCellera Biologics Inc.

Date: November 9, 2026	By:	/s/ Carl L.G. Hansen
Carl L.G. Hansen, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Andrew Booth
Andrew Booth Chief Financial Officer (Principal Financial Officer)